Form 10-Q
period 1995-03-31
ARCH PETROLEUM INC /NEW/
filed 1995-05-12
CIK 320678

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

             For the Quarterly Period Ended   March 31, 1995
                                             ----------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 0-9976

                              ARCH PETROLEUM INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                83-0248900
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  777 Taylor Street, Suite II, Fort Worth, Texas           76102
   (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code  (817) 332-9209

- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                                    No
                   -----                                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at April 30, 1995

     Common Stock, $.01 Par Value                            17,186,404
                                                             ----------

                              ARCH PETROLEUM INC.

                                     INDEX

                                                                           Page
Part I. FINANCIAL INFORMATION                                             Number

        Item 1.

          CONSOLIDATED BALANCE SHEETS (Unaudited) -
            March 31, 1995 and December 31, 1994.........................    3

          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) -
            Three months ended March 31, 1995 and 1994...................    5

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
            Three months ended March 31, 1995 and 1994...................    6

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited)..................................................    7

        Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..........................    8


Part II. OTHER INFORMATION

         Item 1.
           Legal Proceedings.............................................   N/A

         Item 2.
           Changes in Securities.........................................   N/A

         Item 3.
           Defaults upon Senior Securities...............................   N/A

         Item 4.
           Submission of Matters to a Vote of Security Holders...........   N/A

         Item 5.
           Other Information.............................................   N/A

         Item 6.
           Exhibits and Reports on Form 8-K
             a. Exhibits.................................................   N/A
             b. Reports on Form 8-K......................................   N/A

         SIGNATURES......................................................    10


                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                     ASSETS                        March 31,   December 31,
                                                     1995          1994
                                                  -----------  ------------
Current Assets:
   Cash and cash equivalents                      $   661,000   $ 1,553,000
   Accounts receivable - trade                      6,592,000     6,429,000
   Accounts receivable - related parties            2,033,000     1,815,000
   Prepaid expenses and other                         607,000       635,000
                                                  -----------   -----------

       Total current assets                         9,893,000    10,432,000

Property and Equipment, at cost:
   Oil and gas properties accounted for by the
     successful efforts method                     62,643,000    61,145,000
   Natural gas pipelines                           11,209,000    11,184,000
   Furniture, fixtures and other equipment            908,000       899,000
                                                  -----------   -----------

                                                   74,760,000    73,228,000
   Less accumulated depletion, depreciation
     and amortization                               9,239,000     8,371,000
                                                  -----------   -----------

       Net property and equipment                  65,521,000    64,857,000

Notes receivable - related parties                  1,440,000     1,412,000
Other                                               1,295,000     1,324,000
                                                  -----------   -----------

                                                  $78,149,000   $78,025,000
                                                  ===========   ===========




The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY                  March 31,    December 31,
                                                        1995          1994
                                                    ------------  -------------

Current Liabilities:
   Accounts payable                                 $ 6,877,000    $ 8,604,000
   Accounts payable - related parties                 1,596,000      1,375,000
   Current maturities of long-term debt               1,111,000      1,111,000
   Preferred stock dividends payable                    711,000        311,000
                                                    -----------    -----------

       Total current liabilities                     10,295,000     11,401,000

Deferred revenue                                     20,253,000     20,690,000
Long-term debt, less current maturities              12,154,000      9,632,000
Convertible subordinated notes                        5,000,000      5,000,000
Deferred federal income taxes                         1,652,000      1,797,000
Minority interest in consolidated subsidiaries            2,000         15,000

Exchangeable convertible preferred stock,
   $.01 par value, 727,273 shares
   authorized, issued and outstanding                20,000,000     20,000,000

Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued or outstanding           -              -

   Common stock, $.01 par value, 25,000,000 shares
     authorized, 17,186,404 and 17,186,404 shares
      issued and outstanding, respectively              172,000        172,000

   Additional paid-in capital                         5,809,000      5,809,000

   Employee notes for stock purchases                  (923,000)      (905,000)

   Retained earnings                                  3,735,000      4,414,000
                                                    -----------    -----------
                                                      8,793,000      9,490,000
                                                    -----------    -----------

                                                    $78,149,000    $78,025,000
                                                    ===========    ===========




The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        1995          1994
                                                    ------------  ------------
Revenues:
   Oil and gas sales                                $ 3,204,000   $ 1,262,000
   Natural gas transportation and distribution       10,672,000    16,086,000
   Drilling and production overhead fees                 50,000        67,000
   Interest and other                                   121,000        36,000
                                                    -----------   -----------

                                                     14,047,000    17,451,000

Costs and Expenses:
   Lease operations                                   1,613,000       613,000
   Natural gas purchases and pipeline operations     10,301,000    15,772,000
   Exploration                                          304,000       132,000
   Depletion, depreciation and amortization             931,000       430,000
   General and administrative                           945,000       831,000
   Interest                                             390,000       129,000
   Minority interest in loss
     of consolidated subsidiaries                       (13,000)      (77,000)
                                                    -----------   -----------

                                                     14,471,000    17,830,000
                                                    -----------   -----------

Loss before income taxes and dividends                 (424,000)     (379,000)

Income tax benefit                                     (145,000)     (129,000)
                                                    -----------   -----------

Net loss before dividends                              (279,000)     (250,000)

Dividends on preferred stock                            400,000           -
                                                    -----------   -----------

Net loss                                            $  (679,000)  $  (250,000)
                                                    ===========   ===========

Net loss per common share                                $(0.04)       $(0.01)
                                                    ===========   ===========

Weighted average common and
   common equivalent shares
   outstanding                                       17,205,000    17,252,000
                                                    ===========   ===========




The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                    -----------------------------
                                                        1995            1994
                                                    -------------  --------------
Cash flows from operating activities:
   Net loss                                          $  (279,000)   $   (250,000)
   Adjustments to reconcile to net cash provided
    by operations:
       Depletion, depreciation and amortization          931,000         430,000
       Deferred revenue                                 (437,000)       (248,000)
       Deferred income taxes                            (145,000)       (129,000)
       Other                                             (48,000)        (36,000)
       Minority interest in loss of consolidated
        subsidiaries                                     (13,000)        (77,000)
   Change in accounts receivable                        (381,000)       (866,000)
   Change in other current assets                         28,000        (278,000)
   Change in accounts payable and other current
    liabilities                                       (1,506,000)        491,000
                                                     -----------    ------------

        Net operating cash flows                      (1,850,000)       (963,000)
                                                     -----------    ------------

Cash flows from investing activities:
   Capital expenditures, net of retirements           (1,564,000)    (19,983,000)
   Other assets                                              -           (33,000)
                                                     -----------    ------------

        Net investing cash flows                      (1,564,000)    (20,016,000)
                                                     -----------    ------------

Cash flows from financing activities:
   Proceeds from bank borrowing                        2,800,000      24,820,000
   Payments of bank debt                                (278,000)     (3,400,000)
   Cash distributions to minority interests in
    subsidiary                                               -          (147,000)
   Other                                                     -            21,000
                                                     -----------    ------------

        Net financing cash flows                       2,522,000      21,294,000
                                                     -----------    ------------

Change in cash and cash equivalents                     (892,000)        315,000

Cash and cash equivalents at beginning of period       1,553,000       1,579,000
                                                     -----------    ------------

Cash and cash equivalents at end of period           $   661,000    $  1,894,000
                                                     ===========    ============




The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries: Arch Production Company, wholly-owned; Saginaw Pipeline Company, L.C. ("Saginaw") and Industrial Natural Gas, L.C. ("ING"), 75% membership interest; and Onyx Pipeline Company, L.C., Onyx Gathering Company, L.C. and Onyx Gas Marketing Company, L.C. ("Onyx"), 50% membership interest. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1994. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for a full year.

   Effective February 1, 1995 the Railroad Commission of Texas ("RRC") amended its interim order issued in August 1992 (previously amended in May 1993) and established a system of field-wide allowables which allows the Company to produce and sell approximately 20.2 millon cubic feet (16.0 million, net) of natural gas per day from its operated leases and 2.6 million cubic feet (2.1 million, net) of natural gas per day from its nonoperated interest in the Keystone Ellenburger field ("Keystone"). As of February 1, 1995 the Company resumed full scheduled natural gas volume deliveries under the existing production payment agreement. The Company continues to produce approximately 15,000 barrels of formation water per day, less than 40% of the water which would have been previously required by the RRC to produce the new accelerated gas allowables. Concurrent with the implementation of the new field rules, the Company has ceased to capitalize water lifting program costs and will amortize the deferred water production costs as the bonus production allowable is produced. At March 31, 1995 and December 31, 1994, the Company had deferred $5.8 million and $5.6 million, respectively, of water production costs. These costs have been included in proved oil and gas properties.

                              ARCH PETROLEUM INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

   In 1995 the Company's principal source of cash was $2.8 million from its revolver debt facility. This cash was utilized to fund $1.4 million of development in existing properties in New Mexico and Texas, including Keystone and to fund $0.4 million of 3-D seismic activities in Stonewall County and the Panhandle of Texas.

   The Company's revolving credit facility (the "Revolver"), which the Company entered into on April 6, 1990 (last amended on December 30, 1994, the second amendment) is in place for use by the Company at its discretion including drilling, development and acquisition of oil and gas properties. The Company has borrowed $8.8 million against the Revolver at March 31, 1995. The Revolver's borrowing base is the amount that the bank commits to loan to the Company based on the designated loan value established by the bank at its sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolver. The Revolver facility is $50.0 million and the borrowing base is currently $26.0 million. The Borrowing base is reviewed semiannually by the bank at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. Borrowings under the Revolver bear interest at the bank's Base Rate (national prime rate, 9.00% at March 31, 1995).

   The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994 (last amended September 30, 1994, the first amendment), is a separate facility and provided Onyx with $5.0 million. The Onyx Note bears interest at national prime rate plus one-half of one percent (9.50% at March 31, 1995). Interest on the unpaid principal amount of the note is payable quarterly and commenced on June 30, 1994. The unpaid principal will be repaid by eighteen quarterly installments and commenced December 31, 1994. Current maturities of the Onyx Note total $1.1 million at March 31, 1995. The Onyx Note is guaranteed by the Company.

   Both the Revolver and Onyx note contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company and Onyx are currently not in default with the loan agreements. Neither the Company nor Onyx has any other unused lines of credit.

   The Company has sufficient cash and unused borrowing base in the Revolver to fund its anticipated drilling, development and acquisition programs for 1995 as well as its debt service and preferred stock dividend requirements. Additionally, the Company expects to meet its current operating cash requirements from cash flows provided by current operations. The Company operates in an industry that is subject to volatile prices for its products. Cash flows from operations may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control.

Results of Operations
- ---------------------

                 Three months ended March 31, 1995 compared to
                 ---------------------------------------------
                       three months ended March  31, 1994
                       ----------------------------------

   The Company recorded a net loss before dividends of $279,000 in 1995 as compared to a net loss before dividends of $250,000 in 1994. The net loss increased $29,000 resulting from a $3,404,000 decrease in revenues offset by a $3,359,000 decrease in costs and expenses and a $16,000 increase in income tax benefit.

   Pipeline sales decreased $5,414,000 in 1995 as compared to 1994, but were offset by a decrease in natural gas purchases of $5,480,000. The decrease in sales and purchases is due primarily to the decrease in the cost of gas which averaged $1.48 in 1995 as compared to $2.18 in 1994. Gross margin increased to 4.9% in 1995 as compared to 2.9% in 1994 reflecting higher spreads in 1995.

   Revenues from oil and gas sales increased $1,942,000 in 1995 as compared to 1994, primarily as a result of the revenues attributable to the New Mexico properties (acquired effective April 1, 1994) and the increased gas production from Keystone. Gas production in 1995 increased to 1,284,000 Mcf as compared to 402,000 Mcf in 1994, resulting in a $1,666,000 increase in sales. The average price received for gas was $1.33 in 1995 as compared to $1.90 in 1994, resulting in a $716,000 decrease in sales. The average price received for gas excluding certain production payment volumes was $1.53 in 1995. Oil production increased to 87,000 barrels in 1995 as compared to 40,000 in 1994, resulting in a $622,000 increase in sales. The increase in oil production is primarily attributable to the New Mexico properties. The average price received for oil was $17.30 in 1995 as compared to $13.23 in 1994, resulting in a $370,000 increase in sales.

   Total operating expenses increased $1,009,000 in 1995 as compared to 1994. Lease operating expenses ("LOE") related to oil and gas properties increased $1,000,000, primarily as a result of the New Mexico properties and the amended RRC order affecting Keystone. As a result of the RRC's amended order effective February 1, 1995, the Company has ceased capitalizing the water lifting program costs and is charging these costs to LOE as incurred. Lifting costs per equivalent barrel decreased in 1995 to $4.47 from $4.65 in 1994, as a result of the increased oil and gas production. The $172,000 increase in exploration expense is due to 3-D seismic programs that the Company is undertaking in Stonewall County and the Panhandle of Texas. Depletion, depreciation and amortization increased $501,000 in 1995 as a result of the New Mexico operations and the increased gas production from Keystone.

   General and administrative expenses increased $114,000 in 1995 as compared to 1994, reflecting personnel additions. Interest expense increased $261,000 as a result of the increased outstanding bank debt during 1995.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ARCH PETROLEUM INC.
                                    -------------------
                                       (Registrant)



Date: May 11, 1995              /s/ Fred Cantu
      ------------              -------------------------------
                                    Fred Cantu
                                    Treasurer and
                                    Chief Financial Officer