Form 10-Q
period 1995-06-30
ARCH PETROLEUM INC /NEW/
filed 1995-08-14
CIK 320678

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

              For the Quarterly Period Ended   June 30, 1995
                                            --------------------

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                           Commission File No. 0-9976

                              ARCH PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             83-0248900
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

777 Taylor Street, Suite II, Fort Worth, Texas                    76102
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code  (817) 332-9209
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes   X                                   No ____
                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at July 31, 1995
Common Stock, $.01 Par Value                       17,086,404
----------------------------                       ----------

                              ARCH PETROLEUM INC.

                                     INDEX

                                                                        Page
Part I. FINANCIAL INFORMATION                                          Number

 Item 1.

  CONSOLIDATED BALANCE SHEETS (Unaudited) -
   June 30, 1995 and December 31, 1994............................        3

  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) -
   Three months and six months ended June 30, 1995 and 1994.......        5

  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
   Six months ended June 30, 1995 and 1994........................        6

  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Unaudited)....................................................        7

 Item 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS............................        8

Part II.  OTHER INFORMATION

 Item 1.
  Legal Proceedings...............................................       N/A

 Item 2.
  Changes in Securities...........................................       N/A

 Item 3.
  Defaults upon Senior Securities.................................       N/A

 Item 4.
  Submission of Matters to a Vote of Security Holders.............       N/A

 Item 5.
  Other Information...............................................       N/A

 Item 6.
  Exhibits and Reports on Form 8-K
      a.  Exhibits................................................      None
      b.  Reports on Form 8-K.....................................      None

  SIGNATURES......................................................       11

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                       June 30,    December 31,
                                               1995          1994
                                            -----------  ------------
Current Assets:
   Cash and cash equivalents                $ 1,119,000   $ 1,553,000
   Accounts receivable - trade                7,610,000     6,429,000
   Accounts receivable - related parties      2,365,000     1,815,000
   Prepaid expenses and other                   543,000       635,000
                                            -----------   -----------

       Total current assets                  11,637,000    10,432,000

Property and Equipment, at cost:
   Oil and gas properties accounted for by
     the successful efforts method           64,248,000    61,145,000
   Natural gas pipelines                     11,283,000    11,184,000
   Furniture, fixtures and other equipment      887,000       899,000
                                            -----------   -----------

                                             76,418,000    73,228,000

   Less accumulated depletion,
     depreciation and amortization           10,446,000     8,371,000
                                            -----------   -----------

       Net property and equipment            65,972,000    64,857,000

Notes receivable - related parties            1,545,000     1,412,000
Other                                         1,157,000     1,324,000
                                            -----------   -----------

                                            $80,311,000   $78,025,000
                                            ===========   ===========


  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY         June 30,    December 31,
                                               1995          1994
                                            -----------  ------------
Current Liabilities:
   Accounts payable                         $ 7,342,000   $ 8,604,000
   Accounts payable - related parties         1,730,000     1,375,000
   Current maturities of long-term debt       1,111,000     1,111,000
   Preferred stock dividends payable            311,000       311,000
                                            -----------   -----------

      Total current liabilities              10,494,000    11,401,000

Deferred revenue                             18,889,000    20,690,000
Long-term debt, less current maturities      15,376,000     9,632,000
Convertible subordinated notes                5,000,000     5,000,000
Deferred federal income taxes                 1,876,000     1,797,000
Minority interest in consolidated
  subsidiaries                                   75,000        15,000
Exchangeable convertible preferred stock,
  $.01 par value, 727,273 shares
  authorized, issued and outstanding         20,000,000    20,000,000

Shareholders' Equity:

  Preferred stock, $.01 par value,
    1,000,000 shares authorized, 727,273
    issued as exchangeable convertible
    preferred stock                                   -             -

   Common stock, $.01 par value,
     50,000,000 shares authorized,
     17,086,404 and 17,186,404 shares
     issued and outstanding, net of
     100,000 and no treasury shares,
     respectively                               171,000       172,000

   Additional paid-in capital                 5,809,000     5,809,000

   Employee notes for stock purchases          (941,000)     (905,000)

   Treasury stock                              (205,000)            -

   Retained earnings                          3,767,000     4,414,000
                                            -----------    ----------
                                              8,601,000     9,490,000
                                            -----------   -----------

                                            $80,311,000   $78,025,000
                                            ===========   ===========



  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                         -------------------------  --------------------------
                                            1995          1994          1995          1994
                                         -----------  ------------  ------------  ------------
REVENUES:
  Oil and gas sales                      $ 4,666,000  $ 2,558,000   $ 7,870,000   $ 3,820,000
  Pipeline sales                          11,973,000   22,867,000    22,645,000    38,953,000
   Drilling and production
   overhead fees                              54,000       47,000       104,000       114,000
  Interest and other                         120,000       38,000       241,000        74,000
                                         -----------  -----------   -----------   -----------
                                          16,813,000   25,510,000    30,860,000    42,961,000

COSTS AND EXPENSES:
   Lease operations                        1,888,000      977,000     3,501,000     1,735,000
   Natural gas purchases                  11,365,000   22,877,000    21,666,000    38,503,000
   Exploration                                19,000       12,000       323,000       143,000
   Depletion, depreciation and
    amortization                           1,266,000      784,000     2,197,000     1,214,000
   General and administrative              1,073,000      947,000     2,018,000     1,779,000
   Interest                                  470,000      538,000       860,000       668,000
   Minority interest in income (loss)
    of consolidated subsidiaries              73,000     (363,000)       60,000      (440,000)
                                         -----------  -----------   -----------   -----------
                                          16,154,000   25,772,000    30,625,000    43,602,000
                                         -----------  -----------   -----------   -----------
Income (loss) before income taxes
   and dividends                             659,000     (262,000)      235,000      (641,000)

Income tax expense (benefit)                 224,000      (92,000)       79,000      (221,000)
                                         -----------  -----------   -----------   -----------

Net income (loss) before dividends           435,000     (170,000)      156,000      (420,000)

Dividends on preferred stock                 400,000            -       800,000             -
                                         -----------  -----------   -----------   -----------

Net income (loss)                        $    35,000  $  (170,000)  $  (644,000)  $  (420,000)
                                         ===========  ===========   ===========   ===========

Net income (loss) per
   common share                                    -       $(0.01)       $(0.04)       $(0.02)
                                         ===========  ===========   ===========   ===========

Weighted average common and
   common equivalent shares
   outstanding                            17,167,000   17,257,000    17,176,000    17,255,000
                                         ===========  ===========   ===========   ===========



  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Six Months Ended
                                                                       June 30,
                                                             --------------------------
                                                                1995          1994
                                                             -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $   156,000   $   (420,000)
 Adjustments to reconcile to net cash used by operations:
  Depletion, depreciation and amortization                     2,197,000      1,214,000
  Deferred revenue                                            (1,670,000)      (406,000)
  Deferred income taxes                                           79,000       (221,000)
  Other                                                          (98,000)       (63,000)
  Minority interest in net income (loss)
    of consolidated subsidiaries                                  60,000       (440,000)
 Change in accounts receivable                                (1,731,000)    (7,966,000)
 Change in other current assets                                   92,000       (389,000)
 Change in accounts payable and other current liabilities       (907,000)     7,692,000
                                                             -----------   ------------

   Net operating cash flows                                   (1,822,000)      (999,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net of retirements                     (3,152,000)   (23,189,000)
 Notes receivable and other assets                               (80,000)       (64,000)
                                                             -----------   ------------

   Net investing cash flows                                   (3,232,000)   (23,253,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank borrowing                                  7,200,000     26,921,000
 Payments of bank debt                                        (1,456,000)    (3,400,000)
 Payment of preferred stock dividends                           (800,000)             -
 Purchase of treasury shares                                    (205,000)             -
 Cash distributions to minority interests in subsidiaries              -        (74,000)
 Other                                                          (119,000)       (59,000)
                                                             -----------   ------------

   Net financing cash flows                                    4,620,000     23,388,000
                                                             -----------   ------------

Change in cash and cash equivalents                             (434,000)      (864,000)

Cash and cash equivalents at beginning of period               1,553,000      1,579,000
                                                             -----------   ------------

Cash and cash equivalents at end of period                   $ 1,119,000   $    715,000
                                                             ===========   ============



  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries: Arch Production Company, wholly-owned; Saginaw Pipeline Company, L.C. ("Saginaw") and Industrial Natural Gas, L.C. ("ING"), 75% membership interest; and Onyx Pipeline Company, L.C., Onyx Gathering Company, L.C. and Onyx Gas Marketing Company, L.C. ("Onyx"), 50% membership interest. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1994. The results of operations for the three months and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for a full year.

  Effective February 1, 1995 the Railroad Commission of Texas ("RRC") amended its interim order issued in August 1992 (previously amended in May 1993) and established a system of field-wide allowables which allows the Company to produce and sell approximately 20.2 million cubic feet (16.0 million, net) of natural gas per day from its operated leases and 2.6 million cubic feet (2.1 million, net) of natural gas per day from its nonoperated interest in the Keystone Ellenburger field ("Keystone"). As of February 1, 1995 the Company resumed full scheduled natural gas volume deliveries under the existing production payment agreement. The Company continues to produce approximately 15,000 barrels of formation water per day, less than 40% of the water which would have been previously required by the RRC to produce the new accelerated gas allowables. Concurrent with the implementation of the new field rules, the Company has ceased to capitalize water lifting program costs and will amortize the deferred water production costs as the bonus production allowable is produced. At June 30, 1995 and December 31, 1994, the Company had deferred $5.8 million and $5.6 million, respectively, of water production costs. These costs have been included in proved oil and gas properties.

  On April 11, 1995 the Company purchased 100,000 shares of common stock from Threshold Development Company, a related party, valued at $206,000 at the then current market price.

                              ARCH PETROLEUM INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  At June 30, 1995 the Company's working capital ratio increased to 1.1 compared to .9 at December 31, 1994. In 1995 the Company's principal sources of cash were $5.8 million (net) from its revolving debt facilities and $0.7 million from direct operations. This cash was consumed by: funding $3.2 million of development in existing properties in New Mexico and Texas; providing $1.0 million to financing activities; and decreasing current liabilities by $2.5 million.

  The Company's revolving credit facility (the "Revolver"), which the Company entered into on April 6, 1990 (last amended on May 1, 1995, the second amendment to Second Restated Revolving Credit Loan Agreement) is in place for use by the Company at its discretion including drilling, development and acquisition of oil and gas properties. The Company has borrowed $12.3 million against the Revolver at June 30, 1995. The Revolver's borrowing base is the amount that the bank commits to loan to the Company based on the designated loan value established by the bank at its sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolver. The Revolver facility is $50.0 million and the borrowing base is currently $30.0 million. The borrowing base is reviewed semiannually by the bank at its discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. Borrowings under the Revolver bear interest at the bank's Base Rate (national prime rate, 9.00% at June 30, 1995).

  The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994 (last amended September 30, 1994, the first amendment), is a separate facility and provided Onyx with $5.0 million. The Onyx Note bears interest at national prime rate plus one-half of one percent (9.50% at June 30, 1995). Interest on the unpaid principal amount of the note is payable quarterly and commenced on June 30, 1994. The unpaid principal will be repaid by eighteen quarterly installments and commenced December 31, 1994. Current maturities of the Onyx Note total $1.1 million at June 30, 1995. The Onyx Note is guaranteed by the Company.

  Both the Revolver and Onyx Note contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company and Onyx currently are not in default with the loan agreements. Neither the Company nor Onyx has any other unused lines of credit.

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

 RESULTS OF OPERATIONS
 ---------------------

                  SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO
                  ------------------------------------------
                        SIX MONTHS ENDED JUNE 30, 1994
                        ------------------------------

  The Company recorded net income before dividends of $156,000 in 1995 as compared to a net loss before dividends of $420,000 in 1994. Net income before dividends increased $576,000 resulting from improved margins on pipeline sales and increased oil and gas sales.

  Pipeline sales decreased $16,308,000 in 1995 as compared to 1994, but were offset by a decrease in natural gas purchases of $16,846,000. The decrease in sales and purchases is due primarily to the decrease in the cost of gas which averaged $1.49 in 1995 as compared to $1.93 in 1994. Gross margin increased to 5.6% in 1995 as compared to 1.9% in 1994 reflecting higher spreads in 1995.

  Revenues from oil and gas sales increased $4,050,000 in 1995 as compared to 1994, primarily as a result of the revenues attributable to the New Mexico properties (acquired effective April 1, 1994) and the increased gas production from Keystone. Gas production in 1995 increased to 3,420,000 Mcf as compared to 1,123,000 Mcf in 1994, resulting in a $4,048,000 increase in sales. The average price received for gas was $1.34 in 1995 as compared to $1.76 in 1994, resulting in a $1,449,000 decrease in sales. The average price received for gas excluding certain production payment volumes was $1.45 in 1995. Oil production increased to 177,000 barrels in 1995 as compared to 122,000 in 1994, resulting in a $848,000 increase in sales. The increase in oil production is primarily attributable to the New Mexico properties. The average price received for oil was $18.19 in 1995 as compared to $15.25 in 1994, resulting in a $521,000 increase in sales.

  Lease operating expenses ("LOE") increased $1,766,000 in 1995 as compared to 1994, primarily as a result of the New Mexico properties and the amended RRC order affecting Keystone. As a result of the RRC's amended order effective February 1, 1995, the Company has ceased capitalizing the water lifting program costs and is charging these costs to LOE as incurred. Lifting costs per equivalent barrel increased slightly in 1995 to $3.83 from $3.69 in 1994, as a result of the increased oil and gas production. The $180,000 increase in exploration expense is due to 3-D seismic programs that the Company is undertaking in Stonewall County and the Panhandle of Texas. Depletion, depreciation and amortization increased $983,000 in 1995 as a result of the New Mexico operations and the increased gas production from Keystone.

  General and administrative expenses increased $239,000 in 1995 as compared to 1994, reflecting personnel additions. Interest expense increased $192,000 as a result of the increased outstanding bank debt during 1995.

                 THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO
                 --------------------------------------------
                       THREE MONTHS ENDED JUNE 30, 1994
                       --------------------------------

  The Company recorded net income before dividends of $435,000 in 1995 as compared to a net loss before dividends of $170,000 in 1994. Net income before dividends increased $605,000 resulting from improved margins on pipeline sales and increased oil and gas sales.

  Pipeline sales decreased $10,894,000 in 1995 as compared to 1994, but were offset by a decrease in natural gas purchases of $11,573,000. The decrease in sales and purchases is due primarily to the decrease in the cost of gas which averaged $1.54 in 1995 as compared to $1.85 in 1994. Gross margin increased to 6.2% in 1995. Gross margin was break even in 1994.

  Revenues from oil and gas sales increased $2,108,000 in 1995 as compared to 1994, primarily as a result of the increased gas production from Keystone. Gas production in 1995 increased to 2,136,000 Mcf as compared to 720,000 Mcf in 1994, resulting in a $2,391,000 increase in sales. The average price received for gas was $1.34 in 1995 as compared to $1.69 in 1994, resulting in a $741,000 decrease in sales. The average price received for gas excluding certain production payment volumes was $1.45 in 1995. Oil production increased to 90,000 barrels in 1995 as compared to 81,000 in 1994, resulting in a $140,000 increase in sales. The increase in oil production is primarily attributable to the recompletion work in the New Mexico properties. The average price received for oil was $19.06 in 1995 as compared to $16.42 in 1994, resulting in a $238,000 increase in sales.

  Lease operating expenses ("LOE") increased $911,000 in 1995 as compared to 1994, primarily as a result of the amended RRC order affecting Keystone. As a result of the RRC's amended order effective February 1, 1995, the Company has ceased capitalizing the water lifting program costs and is charging these costs to LOE as incurred. Lifting costs per equivalent barrel increased in 1995 to $3.41 from $3.19 in 1994, as a result of the increased gas production. Depletion, depreciation and amortization increased $482,000 in 1995 as a result of the increased gas production from Keystone.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ARCH PETROLEUM INC.
                                      -------------------
                                          (Registrant)


Date: August 11, 1995                 Fred Cantu
      ---------------                 ----------------------------
                                      Fred Cantu
                                      Treasurer and
                                      Chief Financial Officer