Form 10-Q
period 1995-09-30
ARCH PETROLEUM INC /NEW/
filed 1995-11-14
CIK 320678

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

           For the Quarterly Period Ended       September 30, 1995
                                             --------------------------

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

               Yes   X                                    No
                   -----                                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at October 31, 1995
  Common Stock, $.01 Par Value                     17,141,404
                                                   ----------

                              ARCH PETROLEUM INC.
                                     INDEX

                                                                           Page
                                                                          Number
Part I.  FINANCIAL INFORMATION

       Item 1.

          CONSOLIDATED BALANCE SHEETS (Unaudited) -
            September 30, 1995 and December 31, 1994......................    3

          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) -
            Three months and nine months ended September 30, 1995 and 1994    5

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
            Nine months ended September 30, 1995 and 1994.................    6

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited)...................................................    7

       Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................    8

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

       Item 2.
          Changes in Securities...........................................   N/A

       Item 3.
          Defaults upon Senior Securities.................................   N/A

       Item 4.
          Submission of Matters to a Vote of Security Holders.............   N/A

       Item 5.
          Other Information...............................................   N/A

       Item 6.
          Exhibits and Reports on Form 8-K
            a.  Exhibits..................................................  None
            b.  Reports on Form 8-K.......................................  None

SIGNATURES................................................................    11

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                            September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------
Current Assets:
   Cash and cash equivalents                        $   862,000   $ 1,553,000
   Accounts receivable - trade                        8,346,000     6,429,000
   Accounts receivable - related parties                825,000       514,000
   Prepaid expenses and other                           438,000       635,000
                                                    -----------   -----------

       Total current assets                          10,471,000     9,131,000

Property and Equipment, at cost:
   Oil and gas properties accounted for by the
     successful efforts method                       65,127,000    61,145,000
   Natural gas pipelines                             11,444,000    11,184,000
   Furniture, fixtures and other equipment              916,000       899,000
                                                    -----------   -----------

                                                     77,487,000    73,228,000
   Less accumulated depletion, depreciation
     and amortization                                11,809,000     8,371,000
                                                    -----------   -----------

       Net property and equipment                    65,678,000    64,857,000

Notes receivable - related parties                    1,615,000     1,412,000
Other                                                 1,158,000     1,324,000
                                                    -----------   -----------

                                                    $78,922,000   $76,724,000
                                                    ===========   ===========




The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                   September 30,  December 31,
                                                          1995           1994
                                                       ------------   -------------
Current Liabilities:
   Accounts payable                                     $ 9,419,000    $ 8,604,000
   Accounts payable - related parties                        29,000         74,000
   Current maturities of long-term debt                   1,111,000      1,111,000
   Preferred stock dividends payable                        711,000        311,000
                                                        -----------    -----------

     Total current liabilities                           11,270,000     10,100,000

Deferred revenue                                         17,222,000     20,690,000
Long-term debt, less current maturities                  15,398,000      9,632,000
Convertible subordinated notes                            5,000,000      5,000,000
Deferred federal income taxes                             1,709,000      1,797,000
Minority interest in consolidated subsidiaries              332,000         15,000

Exchangeable convertible preferred stock,
 $.01 par value, 727,273 shares
 authorized, issued and outstanding                      20,000,000     20,000,000

Shareholders' Equity:

    Preferred stock, $.01 par value, 1,000,000
     shares authorized, 727,273 issued as
     exchangeable convertible preferred stock                 -              -

    Common stock, $.01 par value, 50,000,000 shares
     authorized, 17,141,404 and 17,186,404 shares
     issued and outstanding, net of 100,000 and
     no treasury shares, respectively                       171,000        172,000

    Additional paid-in capital                            5,943,000      5,809,000

    Employee notes for stock purchases                     (959,000)      (905,000)

    Treasury Stock                                         (205,000)             -

    Retained earnings                                     3,041,000      4,414,000
                                                        -----------    -----------
                                                          7,991,000      9,490,000
                                                        -----------    -----------

                                                        $78,922,000    $76,724,000
                                                        ===========    ===========




The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   Three Months Ended               Nine Months Ended
                                      September 30,                   September 30,
                             -------------------------------  ------------------------------
                                  1995             1994            1995          1994
                             -------------   --------------  ---------------  --------------
REVENUES:
  Oil and gas sales            $ 4,475,000      $ 2,549,000     $12,344,000     $ 6,369,000
  Pipeline sales                13,892,000       24,126,000      36,537,000      63,078,000
  Drilling and production
   overhead fees                    52,000           44,000         156,000         158,000
  Interest and other               322,000           45,000         563,000         120,000
                               -----------      -----------     -----------     -----------
                                18,741,000       26,764,000      49,600,000      69,725,000

COSTS AND EXPENSES:
  Lease operations               1,982,000        1,001,000       5,483,000       2,455,000
  Natural gas purchases and
   pipeline operations          13,166,000       23,791,000      34,829,000      62,576,000
  Exploration                      507,000           14,000         830,000         157,000
  Depletion, depreciation
   and amortization              1,744,000          843,000       3,940,000       2,057,000
  General and
   administrative                1,084,000          839,000       3,103,000       2,616,000
  Interest                         495,000          573,000       1,356,000       1,242,000
  Minority interest in
   income (loss)
   of consolidated
    subsidiaries                   257,000          (40,000)        317,000        (480,000)
                               -----------      -----------     -----------     -----------
                                19,235,000       27,021,000      49,858,000      70,623,000
                               -----------      -----------     -----------     -----------

Loss before income taxes
 and dividends                    (494,000)        (257,000)       (258,000)       (898,000)

Income tax benefit                (167,000)         (88,000)        (88,000)       (309,000)
                               -----------      -----------     -----------     -----------

Net loss before dividends         (327,000)        (169,000)       (170,000)       (589,000)

Dividends on preferred
 stock                             400,000                -       1,200,000               -
                               -----------      -----------     -----------     -----------

Net loss                       $  (727,000)     $  (169,000)    $(1,370,000)    $  (589,000)
                               ===========      ===========     ===========     ===========

Net loss per common share      $     (0.04)     $     (0.01)    $     (0.08)    $     (0.03)
                               ===========      ===========     ===========     ===========

Weighted average common and
 common equivalent shares
 outstanding                    17,233,000       17,244,000      17,198,000      17,251,000
                               ===========      ===========     ===========     ===========




The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                   ---------------------------
                                                                       1995          1994
                                                                   ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $   (170,000)  $   (589,000)
   Adjustments to reconcile to net cash provided by operations:
       Depletion, depreciation and amortization                      3,940,000      2,057,000
       Deferred revenue                                             (2,679,000)      (200,000)
       Deferred income taxes                                           (88,000)      (309,000)
       Other                                                          (148,000)      (110,000)
       Minority interest in net income (loss) of
        consolidated subsidiaries                                      317,000       (480,000)
   Change in accounts receivable                                    (2,228,000)    (3,904,000)
   Change in other current assets                                      197,000       (382,000)
   Change in accounts payable and other current liabilities            770,000      3,252,000
                                                                  ------------   ------------

        Net operating cash flows                                       (89,000)      (665,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                         (4,717,000)   (26,268,000)
                                                                  ------------   ------------

        Net investing cash flows                                    (4,717,000)   (26,268,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowing                                      8,600,000     30,021,000
   Payments of bank debt                                            (2,834,000)    (3,400,000)
   Payment of preferred stock dividends                               (800,000)             -
   Purchase of treasury shares                                        (205,000)             -
   Issue common shares                                                 135,000              -
   Cash distributions to minority interests in subsidiaries                  -        (74,000)
   Deficiency remedy to production payment holder                     (781,000)      (429,000)
                                                                  ------------   ------------

        Net financing cash flows                                     4,115,000     26,118,000
                                                                  ------------   ------------

Change in cash and cash equivalents                                   (691,000)      (815,000)

Cash and cash equivalents at beginning of period                     1,553,000      1,579,000
                                                                  ------------   ------------

Cash and cash equivalents at end of period                        $    862,000   $    764,000
                                                                  ============   ============




The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries: Arch Production Company, wholly-owned; Saginaw Pipeline Company, L.C. ("Saginaw") and Industrial Natural Gas, L.C. ("ING"), 95% membership interest; and Onyx Pipeline Company, L.C., Onyx Gathering Company, L.C. and Onyx Gas Marketing Company, L.C. ("Onyx"), 50% membership interest. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform with 1995 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1994. The results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for a full year.

     Effective February 1, 1995 the Railroad Commission of Texas ("RRC") amended its interim order issued in August 1992 (previously amended in May 1993) and established a system of field-wide allowables which allows the Company to produce and sell approximately 20.2 million cubic feet (16.0 million, net) of natural gas per day from its operated leases and 2.6 million cubic feet (2.1 million, net) of natural gas per day from its nonoperated interest in the Keystone Ellenburger field ("Keystone"). As of February 1, 1995 the Company resumed full scheduled natural gas volume deliveries under the existing production payment agreement. The Company continues to produce approximately 15,000 barrels of formation water per day, less than 40% of the water which would have been previously required by the RRC to produce the new accelerated gas allowables. Concurrent with the implementation of the new field rules, the Company has ceased to capitalize water lifting program costs and is amortizing the deferred costs as the bonus production allowable is produced. At September 30, 1995 and December 31, 1994, the Company had deferred $5.4 million and $5.6 million, respectively, of water production costs, net of $351,000 amortization expense as of September 30, 1995. These net costs are included in proved oil and gas properties.

     For two months effective November 1, 1995, the operators of Keystone have agreed (with the RRC's approval) to reduce by approximately one-half, the daily production from the field. This temporary modification to current allowables is designed to provide the operators with additional information concerning the reservoir dynamics. The Company's net production from operated and nonoperated leases during this period should be approximately 9.1 million cubic feet of natural gas per day. The curtailment should not significantly impact the Company's scheduled deliveries under the production payment agreement. Full production will resume January 1, 1996.

     On September 27, 1995 the Company purchased Central States Energy's 20% membership interest in Saginaw and ING for $45,000 and 25,000 shares of the Company's unissued common stock. The Company now owns a 95% membership interest in Saginaw and ING.

                              ARCH PETROLEUM INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1995 the Company's working capital ratio was .93 compared to .90 at December 31, 1994. In 1995 the Company's principal sources of cash were $5.8 million (net) from its revolving debt facilities and $1.1 million from direct operations. This cash was consumed by: funding $4.7 million of development in existing properties in New Mexico and Texas and providing $1.7 million to financing activities. The curtailment in production from Keystone may decrease natural gas sales by approximately $350,000 a month, net, during November and December, depending upon natural gas prices.

     The Company's revolving credit facility (the "Revolver"), which the Company entered into on April 6, 1990 (last amended on September 27, 1995, the third amendment to Second Restated Revolving Credit Loan Agreement) is in place for use by the Company at its discretion including drilling, development and acquisition of oil and gas properties. The Company has borrowed $12.6 million against the Revolver at September 30, 1995. The Revolver's borrowing base is the amount that the bank commits to loan to the Company based on the designated loan value established by the bank at its sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolver. The Revolver facility is $50.0 million and the borrowing base is currently $30.0 million. The borrowing base is reviewed semiannually by the bank at its discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. Borrowings under the Revolver will, at the Company's option, bear interest either at the bank's Base Rate (national prime rate) or a rate based on the London Interbank Offered Rate (LIBOR). The average actual interest rate was 8.70% at September 30, 1995.

     The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994 (last amended September 30, 1994, the first amendment), is a separate facility and provided Onyx with $5.0 million. The Onyx Note bears interest at national prime rate plus one-half of one percent (9.25% at September 30, 1995). Interest on the unpaid principal amount of the note is payable quarterly and commenced on June 30, 1994. The principal is repaid by quarterly installments which commenced December 31, 1994. Current maturities of the Onyx Note are $1.1 million at September 30, 1995. The Onyx Note is guaranteed by the Company.

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

     The Company has sufficient cash flows and borrowing base in the Revolver to fund its anticipated drilling, development and acquisition programs for 1995 as well as its debt service and preferred stock dividend requirements. Additionally, the Company expects to meet its current operating cash requirements from cash flows provided by current operations. The Company operates in an industry that is subject to volatile prices for its products. Cash flows from operations may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control.

RESULTS OF OPERATIONS
---------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                ------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                      ------------------------------------

     The Company recorded a net loss before dividends of $170,000 in 1995 as compared to a net loss before dividends of $589,000 in 1994. The net loss before dividends decreased $419,000 resulting from improved margins on pipeline sales and increased oil and gas sales.

     Pipeline sales decreased $26,541,000 in 1995 as compared to 1994, but were offset by a decrease in natural gas purchases and operations of $27,747,000.
The decrease in sales and purchases is due primarily to the decrease in the cost of gas which averaged $1.46 in 1995 as compared to $1.90 in 1994. Gross margin increased to 5.9% in 1995 as compared to 1.4% in 1994 reflecting higher spreads in 1995.

     Revenues from oil and gas sales increased $5,975,000 in 1995 as compared to 1994, primarily as a result of the revenues attributable to the New Mexico properties (acquired effective April 1, 1994) and the increased gas production from Keystone. Gas production in 1995 increased to 5,678,000 Mcf as compared to 1,799,000 Mcf in 1994, resulting in a $6,727,000 increase in sales. The average price received for gas was $1.30 in 1995 as compared to $1.73 in 1994, resulting in a $2,443,000 decrease in sales. The average price received for gas excluding certain production payment volumes was $1.39 in 1995. Oil production increased to 281,000 barrels in 1995 as compared to 203,000 in 1994, resulting in a $1,253,000 increase in sales. The increase in oil production is primarily attributable to the New Mexico properties. The average price received for oil was $17.34 in 1995 as compared to $16.11 in 1994, resulting in a $345,000 increase in sales.

     Lease operating expenses ("LOE") increased $3,028,000 in 1995 as compared to 1994, primarily as a result of the New Mexico properties and the amended RRC order affecting Keystone. As a result of the RRC's amended order effective February 1, 1995, the Company has ceased capitalizing the water lifting program costs and is charging these costs to LOE as incurred. Lifting costs per equivalent barrel decreased in 1995 to $4.47 from $4.88 in 1994, as a result of the increased oil and gas production. The $673,000 increase in exploration expense is due to 3-D seismic programs that the Company is undertaking in Stonewall County and the Panhandle of Texas. Depletion, depreciation and amortization increased $1,883,000 in 1995 primarily as a result of the New Mexico operations and the increased gas production from Keystone.

     General and administrative expenses increased $487,000 in 1995 as compared to 1994, reflecting increased personnel costs.

               THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
               -------------------------------------------------
                     THREE MONTHS ENDED SEPTEMBER 30, 1994
                     -------------------------------------

     The Company recorded a net loss before dividends of $327,000 in 1995 as compared to a net loss before dividends of $169,000 in 1994. The net loss before dividends increased $158,000 resulting primarily from exploration expenses incurred on the Company's 3-D seismic programs.

     Pipeline sales decreased $10,234,000 in 1995 as compared to 1994, but were offset by a decrease in natural gas purchases and operations of $10,625,000.
The decrease in sales and purchases is due primarily to the decrease in the cost of gas which averaged $1.42 in 1995 as compared to $1.84 in 1994. Gross margin increased to 6.5% in 1995 as compared to 1.8% in 1994 reflecting higher spreads in 1995.

     Revenues from oil and gas sales increased $1,926,000 in 1995 as compared to 1994, primarily as a result of the increased gas production from Keystone. Gas production in 1995 increased to 2,258,000 Mcf as compared to 721,000 Mcf in 1994, resulting in a $2,434,000 increase in sales. The average price received for gas was $1.25 in 1995 as compared to $1.58 in 1994, resulting in a $748,000 decrease in sales. The average price received for gas excluding certain production payment volumes was $1.29 in 1995. Oil production increased to 104,000 barrels in 1995 as compared to 84,000 in 1994, resulting in a $321,000 increase in sales. The increase in oil production is primarily attributable to the recompletion work in the New Mexico properties. The average price received for oil was $15.89 in 1995 as compared to $16.77 in 1994, resulting in a $92,000 decrease in sales.

     Lease operating expenses ("LOE") increased $981,000 in 1995 as compared to 1994, primarily as a result of the amended RRC order affecting Keystone. As a result of the RRC's amended order effective February 1, 1995, the company has ceased capitalizing the water lifting program costs and is charging these costs to LOE as incurred. Lifting costs per equivalent barrel decreased in 1995 to $4.13 from $4.89 in 1994, as a result of the increased gas production. Exploration expense increased $493,000 as a result of the 3-D seismic programs that the Company is undertaking in Stonewall County and the Panhandle of Texas. Depletion, depreciation and amortization increased $901,000 in 1995 primarily as a result of the increased gas production from Keystone.

     General and administrative expenses increased $245,000 in 1995 as compared to 1994, reflecting increased personnel costs.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ARCH PETROLEUM INC.
                                      -------------------
                                         (Registrant)


Date: November 13, 1995               \s\ Fred Cantu
      -----------------               ------------------------------------
                                          Fred Cantu
                                          Treasurer and
                                          Chief Financial Officer