Form 10-Q
period 1996-03-31
ARCH PETROLEUM INC /NEW/
filed 1996-05-15
CIK 320678

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended   March 31, 1996
                                               ----------------

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


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X                                         No
            ---                                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at April 30, 1996

    Common Stock, $.01 Par Value                  17,141,404
                                                  ----------

                              ARCH PETROLEUM INC.

                                     INDEX

                                                                         Page
Part I.   FINANCIAL INFORMATION                                         Number

 Item 1.

   CONSOLIDATED BALANCE SHEETS (Unaudited) -
     March 31, 1996 and December 31, 1995.....................               3

   CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) -
     Three months ended March 31, 1996 and 1995...............               5

   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
     Three months ended March 31, 1996 and 1995...............               6

   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)..............................................               7

 Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS......................               9

Part II.  OTHER INFORMATION

 Item 1.
   Legal Proceedings..........................................              N/A

 Item 2.
   Changes in Securities......................................              N/A

 Item 3.
   Defaults upon Senior Securities............................              N/A

 Item 4.
   Submission of Matters to a Vote of Security Holders........              N/A

 Item 5.
   Other Information..........................................              N/A

 Item 6.
   Exhibits and Reports on Form 8-K
       a.  Exhibits...........................................              N/A
       b.  Reports on Form 8-K................................               11

 SIGNATURES...................................................               12

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                    ASSETS                       March 31,   December 31,
                                                   1996          1995
                                                -----------  ------------

Current Assets:
 Cash and cash equivalents                      $ 2,183,000   $ 2,574,000
 Accounts receivable - trade                      8,655,000     6,986,000
 Prepaid expenses and other                         716,000       542,000
                                                -----------   -----------

   Total current assets                          11,554,000    10,102,000

Property and Equipment, at cost:
 Oil and gas properties accounted for by the
   successful efforts method                     76,703,000    66,375,000
 Natural gas pipelines                           11,521,000    11,448,000
 Furniture, fixtures and other equipment          1,025,000       957,000
                                                -----------   -----------

                                                 89,249,000    78,780,000
 Less accumulated depletion, depreciation
   and amortization                              14,420,000    12,968,000
                                                -----------   -----------

   Net property and equipment                    74,829,000    65,812,000

Accounts receivable - related parties             1,053,000       939,000
Notes receivable - related parties                1,674,000     1,645,000
Other                                             1,081,000     1,174,000
                                                -----------   -----------

                                                $90,191,000   $79,672,000
                                                ===========   ===========

            The accompanying condensed notes are an integral part
                  of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


          LIABILITIES AND SHAREHOLDERS' EQUITY             March 31,    December 31,
                                                              1996          1995
                                                          ------------  -------------

Current Liabilities:
 Accounts payable                                         $10,945,000    $ 9,552,000
 Accounts payable - related parties                            49,000         75,000
 Current maturities of long-term debt                       1,111,000      1,111,000
 Preferred stock dividends payable                            711,000        311,000
                                                          -----------    -----------

  Total current liabilities                                12,816,000     11,049,000

Deferred revenue                                           14,794,000     16,037,000
Long-term debt, less current maturities                    27,045,000     17,821,000
Convertible subordinated notes                              5,000,000      5,000,000
Deferred federal income taxes                               1,920,000      1,711,000
Other liabilities                                             369,000              -
Minority interest in consolidated subsidiaries                498,000        459,000

Exchangeable convertible preferred stock,
 $.01 par value, 727,273 shares
 authorized, issued and outstanding                        20,000,000     20,000,000

Shareholders' Equity:
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, 727,273 issued as exchangeable
  convertible preferred stock                                       -              -

 Common stock, $.01 par value, 50,000,000 shares
  authorized, 17,141,404 shares issued and outstanding        172,000        172,000
 Additional paid-in capital                                 5,944,000      5,944,000
 Employee notes for stock purchases                          (978,000)      (965,000)
 Treasury stock, 100,000 shares                              (206,000)      (206,000)
 Cumulative translation adjustment                             82,000              -
 Retained earnings                                          2,735,000      2,650,000
                                                          -----------    -----------
                                                            7,749,000      7,595,000
                                                          -----------    -----------

                                                          $90,191,000    $79,672,000
                                                          ===========    ===========

            The accompanying condensed notes are an integral part
                  of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                           1996          1995
                                                       ------------  ------------
REVENUES:
 Oil and gas sales                                     $ 5,642,000   $ 3,204,000
 Natural gas transportation and distribution            13,798,000    10,672,000
 Drilling and production overhead fees                      43,000        50,000
 Interest and other                                        282,000       121,000
                                                       -----------   -----------

                                                        19,765,000    14,047,000

COSTS AND EXPENSES:
 Lease operations                                        2,096,000     1,613,000
 Natural gas purchases and pipeline operations          13,420,000    10,301,000
 Exploration                                                51,000       304,000
 Depletion, depreciation and amortization                1,675,000       931,000
 General and administrative                              1,151,000       945,000
 Interest                                                  676,000       390,000
 Foreign currency transaction gain                         (39,000)            -
 Minority interest in net income (loss)
  of consolidated subsidiaries                              38,000       (13,000)
                                                       -----------   -----------

                                                        19,068,000    14,471,000
                                                       -----------   -----------

Net income (loss) before income taxes and dividends        697,000      (424,000)

Deferred federal income tax expense (benefit)              209,000      (145,000)
                                                       -----------   -----------

Net income (loss) before dividends                         488,000      (279,000)

Dividends on preferred stock                               400,000       400,000
                                                       -----------   -----------

Net income (loss)                                      $    88,000   $  (679,000)
                                                       ===========   ===========

Net income (loss) per common share                     $      0.01        $(0.04)
                                                       ===========   ===========

Weighted average common and common
 equivalent shares outstanding                          17,237,000    17,205,000
                                                       ===========   ===========

            The accompanying condensed notes are an integral part
                  of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                    1996              1995
                                                                   ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                  $   488,000   $  (279,000)
 Adjustments to reconcile to net cash provided
  by operations:
  Depletion, depreciation and amortization                            1,675,000       931,000
  Deferred revenue                                                     (654,000)     (334,000)
  Deferred income taxes                                                 209,000      (145,000)
  Interest on notes receivable and other                                (49,000)      (48,000)
  Foreign currency transaction gain                                     (39,000)            -
  Minority interest in income (loss)
   of consolidated subsidiaries                                          38,000       (13,000)
 Change in accounts receivable                                         (698,000)     (381,000)
 Change in other current assets                                        (154,000)       28,000
 Change in accounts payable and other current liabilities               373,000    (1,506,000)
 Production payment remedy adjustment                                  (589,000)     (103,000)
                                                                    -----------   -----------

  Net operating cash flows                                              600,000    (1,850,000)
                                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net of retirements                            (2,078,000)   (1,564,000)
 Notes receivable and other assets                                      (50,000)            -
 Acquisition of subsidiary                                           (7,645,000)            -
                                                                    -----------   -----------

  Net investing cash flows                                           (9,773,000)   (1,564,000)
                                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank borrowing                                        17,504,000     2,800,000
 Payments of bank debt                                               (8,722,000)     (278,000)
                                                                    -----------   -----------

  Net financing cash flows                                            8,782,000     2,522,000
                                                                    -----------   -----------

Change in cash and cash equivalents                                    (391,000)     (892,000)

Cash and cash equivalents at beginning of period                      2,574,000     1,553,000
                                                                    -----------   -----------

Cash and cash equivalents at end of period                          $ 2,183,000   $   661,000
                                                                    ===========   ===========

            The accompanying condensed notes are an integral part
                  of these consolidated financial statements.

                              ARCH PETROLEUM INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


  In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1995. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for a full year.

  Effective January 31, 1996, the Company acquired Trax Petroleums Limited ("Trax"), a Canadian oil and gas exploration and development company headquartered in Calgary, Alberta, Canada. The Company's January 9, 1996, cash offer of Cdn. $0.71 for each of Trax's approximately 14,100,000 shares was accepted by more than 91% of Trax shareholders. Effective February 12, 1996, the Company completed the statutory compulsory acquisition of the remaining shares of Trax through the depository, Montreal Trust Company of Canada. The net assets of Trax have been accounted for by the Company at their estimated "fair values" as required by the purchase method of accounting. The results of Trax have been consolidated with the Company beginning February 1, 1996. The current Trax staff of employees and its headquarters will remain in Calgary. The acquisition purchase price was approximately Cdn. $10.0 million (approximately U.S. $7.4 million at January 31, 1996). The following unaudited pro forma information has been prepared as if the acquisition had occurred at the beginning of each period presented, and is provided for comparative purposes only. The pro forma information presented is not necessarily indicative of the combined financial results as they may be in the future or as they might have been for the period had the acquisition been consummated at the beginning of such period.

                                        Three Months Ended
                                             March 31,
                                        -------------------
 (In thousands except per share data)     1996       1995
                                        ---------  --------

Revenues                                  $19,977  $14,655
Net income (loss) before dividends            519   (1,044)
Net income (loss) per common share        $  0.01  $ (0.08)

  On February 20, 1996, in conjunction with the Trax acquisition, the Company entered into two new bank credit facilities: the Third Restated Revolving Credit Loan Agreement among the Company and Bank One, Texas, N.A., the Agent bank, and other banks (the "Domestic Revolver") and through its new 100% - owned subsidiary, Trax, the Credit Agreement among Trax and Bank of Montreal, the Canadian Agent bank, and other financial institutions (the "Canadian Revolver" and, together with the Domestic Revolver, the "Revolvers"). The two credit facilities are separate bank revolvers. The lenders in the Domestic Revolver (the "U.S. lenders") and the lenders in the Canadian Revolver (the "Canadian lenders" and, together with the U.S. lenders, the "Lenders") have entered into an associated Intercreditor Agreement also on February 20, 1996. In this Intercreditor Agreement the Canadian lenders and the U.S. lenders have agreed that they shall rank pari passu with one another in respect of certain payments or recoveries and that certain matters related to the administration of the Canadian Revolver and the Domestic Revolver shall be made on the basis of their combined commitments.

  The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Domestic Revolver facility is $50.0 million and the borrowing base is currently $30.0 million. The Canadian Revolver's initial commitment is U.S. $11.0 million. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1997. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lender's Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The average actual interest rate was 8.025% at March 31, 1996.

                              ARCH PETROLEUM INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  With the exception of historical information, the matters discussed herein are forward looking statements that involve risks and uncertainties including, but not limited to, oil and gas price fluctuations, economic conditions, interest rate fluctuations, the regulatory and political environments and other risks indicated in filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  At March 31, 1996, the Company's total assets increased to $90.1 million from $79.7 million at December 31, 1995. The assets of Trax (acquired January 31,
1996) accounted for $8.9 million of the increase. In addition, oil and gas properties (excluding Trax) increased $1.8 million as a result of successful development drilling and recompletion of existing wells in New Mexico.

  In 1996 the Company's principal sources of funds were $8.8 million from its Revolvers and $1.2 million from operations (excluding production payment remedy adjustment). These funds were primarily consumed by funding $7.6 million for the acquisition of Trax and funding $2.1 million of development in existing properties in New Mexico.

  The Company's Revolvers are in place for use by the Company at its discretion including drilling, development and acquisition of oil and gas properties. The Company has borrowed $16.8 million and $8.0 million against the Domestic and Canadian Revolvers at March 31, 1996, respectively. The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Domestic Revolver facility is $50.0 million and the borrowing base is currently $30.0 million. The Canadian Revolver's initial commitment is U.S. $11.0 million. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1997. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders' Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The average actual interest rate was 8.025% at March 31, 1996.

  The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994, as amended, is a separate facility and provided Onyx with $5.0 million. The Onyx Note bears interest at national prime rate plus one-half of one percent (8.75% at March 31, 1996). Interest on the unpaid principal amount of the note is payable quarterly and commenced on June 30, 1994. The unpaid principal ($3.3 million at March 31, 1996), is payable in eighteen quarterly installments ending on March 31, 1999. Current maturities of the Onyx Note total $1.1 million at March 31, 1996. The Onyx Note is collateralized by certain of Onyx's pipelines, gathering facilities and related transportation contracts. In addition, the Onyx Note is guaranteed by the Company.

  Both the Revolvers and Onyx Note contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company and Onyx are currently not in default with the loan agreements. Neither the Company nor Onyx has any other unused lines of credit.

  The Company has sufficient cash and unused borrowing base in the Revolvers to fund its anticipated drilling, development and acquisition programs for 1996 as well as its debt service and preferred stock dividend requirements. Additionally, the Company expects to meet its current operating cash requirements from cash flows provided by current operations. Management believes that the Company can continue to generate, or obtain through other alternatives, resources sufficient to meet cash requirements for future acquisition opportunities. The Company operates in an industry that is subject to volatile prices for its products. Cash flow from operations may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control.

RESULTS OF OPERATIONS
- ---------------------

                 THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
                 ---------------------------------------------
                       THREE MONTHS ENDED MARCH 31, 1995
                       ---------------------------------

  The Company recorded net income before dividends of $488,000 in 1996 as compared to a net loss before dividends of $279,000 in 1995. Net income increased $767,000 resulting from increased oil and gas sales and improved margins on pipeline sales.

  Pipeline sales increased $3,126,000 in 1996 as compared to 1995, but were offset by an increase in natural gas purchases of $3,088,000. The increase in sales and purchases is due primarily to the increase in the cost of gas which averaged $2.08 in 1996 as compared to $1.43 in 1995. During 1996 natural gas was sold at an average price of $2.11 as compared to $1.48 in 1995. Gross margin decreased slightly to 4.1% in 1996 as compared to 4.9% in 1995.

  Revenues from oil and gas sales increased $2,438,000 in 1996 as compared to 1995, primarily as a result of increased gas production from Keystone and increased production from the New Mexico properties as a result of the development and exploitation program in New Mexico. Additionally, revenues were impacted by an increase in average oil and gas prices. Gas production in 1996 increased to 1,944,000 Mcf as compared to 1,284,000 Mcf in 1995, resulting in a $880,000 increase in sales. The average price received for gas was $1.60 in 1996 as compared to $1.33 in 1995, resulting in a $511,000 increase in sales. The average price received for gas excluding certain production payment volumes was $2.10 in 1996. Oil production increased to 138,000 barrels in 1996 as compared to 87,000 in 1995, resulting in a $824,000 increase in sales. The increase in oil production is due to the Company's successful drilling and development program in New Mexico. The average price received for oil was $18.92 in 1996 as compared to $17.30 in 1995, resulting in a $223,000 increase in sales. Trax added $416,000 in revenues and production of 25,000 barrels and 34,000 Mcf.

  Lease operating expenses ("LOE") related to oil and gas properties increased $483,000, primarily as a result of the new wells successfully completed in New Mexico. Trax LOE was $127,000 during 1996. Lifting costs per equivalent barrel (excluding Trax operations) decreased in 1996 to $4.57 from $5.36 in 1995, as a result of the increased oil and gas production. Exploration expense decreased $253,000 in 1996 as compared to 1995. During 1995 the Company incurred significant costs related to its 3-D seismic program. Depletion, depreciation and amortization ("DD&A") increased $744,000 in 1996 as a result of the New Mexico operations and the increased gas production from Keystone. Trax DD&A was $224,000 during 1996.

  General and administrative expenses increased $206,000 in 1996 as compared to 1995. This increase is due primarily to the addition of Trax which accounted for $107,000 of the increase. Interest expense increased $286,000 as a result of the increased outstanding bank debt during 1996.

                                    PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  Form 8-K/A-1 current report dated January 31, 1996, was filed on March 26, 1996. This report was filed pursuant to the Company's acquisition of 100% of the common stock of Trax Petroleums Limited, a Canadian oil and gas company, for approximately U.S. $7.4 million (see Condensed Notes to Consolidated Financial Statements for further information).

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ARCH PETROLEUM INC.
                                             -----------------------
                                                (Registrant)



Date: May 14 1996                            /s/ Fred Cantu
      -----------                            -----------------------
                                                  Fred Cantu
                                                 Treasurer and
                                             Chief Financial Officer