Form 10-Q
period 1996-06-30
ARCH PETROLEUM INC /NEW/
filed 1996-08-14
CIK 320678

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

              For the Quarterly Period Ended   June 30, 1996
                                             -----------------

                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 0-9976



                              ARCH PETROLEUM INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                          83-0248900
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

             777 Taylor Street, Suite II, Fort Worth, Texas   76102
             (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code  (817) 332-9209
________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                         No
                      -----                          ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding at July 31, 1996
     Common Stock, $.01 Par Value                     17,171,604
     ----------------------------                     ----------

                              ARCH PETROLEUM INC.
                                     INDEX


                                                                           Page
Part I.   FINANCIAL INFORMATION                                           Number

Item 1.

CONSOLIDATED BALANCE SHEETS (Unaudited) -
          June 30, 1996 and December 31, 1995........................        3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) -
          Three months and six months ended June 30, 1996 and 1995...        5

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
          Six months ended June 30, 1996 and 1995....................        6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)................................................        7

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................        8


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

Item 2.
          Changes in Securities......................................       N/A

Item 3.
          Defaults upon Senior Securities............................       N/A

Item 4.
          Submission of Matters to a Vote of Security Holders........       N/A

Item 5.
          Other Information..........................................       N/A

Item 6.
          Exhibits and Reports on Form 8-K
                a.      Exhibits......................................     None
                b.      Reports on Form 8-K...........................     None

SIGNATURES............................................................      11

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)




ASSETS                                             JUNE 30,   DECEMBER 31,
                                                     1996         1995
                                                 -----------  ------------
Current Assets:
  Cash and cash equivalents                      $ 1,476,000   $ 2,574,000
  Accounts receivable - trade                      9,781,000     6,986,000
  Accounts receivable - related parties               24,000             -
  Prepaid expenses and other                         947,000       542,000
                                                 -----------   -----------

     Total current assets                         12,228,000    10,102,000

Property and Equipment, at cost:
  Oil and gas properties accounted for by the
     successful efforts method                    78,097,000    66,375,000
  Natural gas pipelines                           11,634,000    11,448,000
  Furniture, fixtures and other equipment          1,029,000       957,000
                                                 -----------   -----------

                                                  90,760,000    78,780,000
  Less accumulated depletion, depreciation
     and amortization                             16,287,000    12,968,000
                                                 -----------   -----------

      Net property and equipment                  74,473,000    65,812,000

Accounts receivable - related parties              1,269,000       939,000
Notes receivable - related parties                 1,702,000     1,645,000
Other                                              1,104,000     1,174,000
                                                 -----------   -----------

                                                 $90,776,000   $79,672,000
                                                 ===========   ===========




  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                              JUNE 30,    DECEMBER 31,
                                                                    1996          1995
                                                                -----------   ------------
Current Liabilities:
 Accounts payable                                               $ 8,685,000    $ 9,552,000
 Accounts payable - related parties                               1,691,000         75,000
 Current maturities of long-term debt                             1,117,000      1,111,000
 Preferred stock dividends payable                                  311,000        311,000
                                                                -----------    -----------

    Total current liabilities                                    11,804,000     11,049,000

Deferred revenue                                                 13,912,000     16,037,000
Long-term debt, less current maturities                          27,455,000     17,821,000
Convertible subordinated notes                                    5,000,000      5,000,000
Deferred federal income taxes                                     2,321,000      1,711,000
Note payable - minority interest holder                             694,000              -
Other liabilities                                                   391,000              -
Minority interest in consolidated subsidiaries                      870,000        459,000

Exchangeable convertible preferred stock,
 $.01 par value, 727,273 shares
 authorized, issued and outstanding                              20,000,000     20,000,000

Shareholders' Equity:

 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, 727,273 issued as exchangeable
  convertible preferred stock                                             -              -

 Common stock, $.01 par value, 50,000,000 shares authorized,
  17,171,604 and 17,141,404 shares issued and outstanding,
  respectively                                                      172,000        172,000

 Additional paid-in capital                                       6,012,000      5,944,000

 Employee notes for stock purchases                                (994,000)      (965,000)

 Treasury Stock, 100,000 shares                                    (206,000)      (206,000)

 Cumulative translation adjustment                                   72,000              -

 Retained earnings                                                3,273,000      2,650,000
                                                                -----------    -----------
                                                                  8,329,000      7,595,000
                                                                -----------    -----------

                                                                $90,776,000    $79,672,000
                                                                ===========    ===========




    The accompanying condensed notes are an integral part of these financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------  --------------------------
                                                1996         1995          1996          1995
                                             -----------  -----------  ------------  ------------
REVENUES:
 Oil and gas sales                           $ 5,364,000  $ 4,666,000  $11,073,000   $ 7,870,000
 Natural gas transportation and
  distribution                                16,869,000   11,973,000   30,667,000    22,645,000
 Gain on sale of properties                    1,037,000            -    1,037,000             -
 Interest, overhead fees and other               146,000      174,000      471,000       345,000
                                             -----------  -----------  -----------   -----------
                                              23,416,000   16,813,000   43,248,000    30,860,000
COSTS AND EXPENSES:
 Lease operations                              2,176,000    1,888,000    4,338,000     3,501,000
 Natural gas purchases and
  pipeline operations                         15,598,000   11,365,000   29,017,000    21,666,000
 Exploration                                     127,000       19,000      178,000       323,000
 Depletion, depreciation and
  amortization                                 1,591,000    1,266,000    3,267,000     2,197,000
 General and administrative                    1,518,000    1,073,000    2,669,000     2,018,000
 Interest                                        685,000      470,000    1,362,000       860,000
 Foreign currency transaction (gain) loss         10,000            -      (29,000)            -
 Minority interest in income
  of consolidated subsidiaries                   372,000       73,000      410,000        60,000
                                             -----------  -----------  -----------   -----------
                                              22,077,000   16,154,000   41,212,000    30,625,000
                                             -----------  -----------  -----------   -----------
Net income before income taxes
 and dividends                                 1,339,000      659,000    2,036,000       235,000

Deferred federal income tax expense              401,000      224,000      610,000        79,000
                                             -----------  -----------  -----------   -----------

Net income before dividends                      938,000      435,000    1,426,000       156,000

Dividends on preferred stock                     400,000      400,000      800,000       800,000
                                             -----------  -----------  -----------   -----------

Net income (loss)                            $   538,000  $    35,000  $   626,000   $  (644,000)
                                             ===========  ===========  ===========   ===========

Net income (loss) per common share           $      0.03  $         -  $      0.04   $     (0.04)
                                             ===========  ===========  ===========   ===========

Weighted average common and
 common equivalent shares
 outstanding                                  17,231,000   17,167,000   17,234,000    17,176,000
                                             ===========  ===========  ===========   ===========

  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Six Months Ended
                                                                           June 30,
                                                                  ---------------------------
                                                                      1996           1995
                                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          1,426,000   $   156,000
 Adjustments to reconcile to net cash from operations:
  Gain on sale of properties                                        (1,037,000)            -
  Depletion, depreciation and amortization                           3,267,000     2,197,000
  Deferred revenue                                                  (1,198,000)   (1,670,000)
  Deferred income taxes                                                610,000        79,000
  Interest on notes receivable and other                               (97,000)      (98,000)
  Foreign currency transaction gain                                    (29,000)            -
  Minority interest in net income of consolidated subsidiaries         410,000        60,000
                                                                  ------------   -----------
                                                                     3,352,000       724,000

 Change in accounts receivable                                      (1,848,000)   (1,181,000)
 Change in other current assets                                       (385,000)       92,000
 Change in accounts receivable - related parties                      (330,000)     (550,000)
 Change in accounts payable and other current liabilities             (246,000)     (907,000)
 Production payment remedy adjustment                                 (927,000)     (119,000)
                                                                  ------------   -----------

   Net operating cash flows                                           (384,000)   (1,941,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net of retirements                           (3,759,000)   (3,152,000)
 Proceeds from sale of properties                                    1,585,000             -
 Notes receivable and other assets                                      12,000       (80,000)
 Investment in subsidiary                                           (7,645,000)            -
                                                                  ------------   -----------

   Net investing cash flows                                         (9,807,000)   (3,232,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank borrowing                                       21,504,000     7,200,000
 Payments of bank debt                                             (12,305,000)   (1,456,000)
 Payment of preferred stock dividends                                 (800,000)     (800,000)
 Purchase of treasury shares                                                 -      (205,000)
 Proceeds from note payable - minority interest holder                 694,000             -
                                                                  ------------   -----------

   Net financing cash flows                                          9,093,000     4,739,000

Change in cash and cash equivalents                                 (1,098,000)     (434,000)

Cash and cash equivalents at beginning of period                     2,574,000     1,553,000
                                                                  ------------   -----------

Cash and cash equivalents at end of period                        $  1,476,000   $ 1,119,000
                                                                  ============   ===========

  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform with 1996 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1995. The results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for a full year.

  Effective January 31, 1996, the Company acquired 100% of the outstanding common stock of Trax Petroleum Limited ("Trax"), a Canadian oil and gas exploration and development company headquartered in Calgary, Alberta, Canada. The results of Trax have been consolidated with the Company beginning February 1, 1996. The following unaudited pro forma information has been prepared as if the acquisition had occurred at the beginning of each period presented, and is provided for comparative purposes only. The pro forma information presented is not necessarily indicative of the combined financial results as they may be in the future or as they might have been for the period had the acquisition been consummated at the beginning of such period.

                                         Six Months Ended
                                              June 30,
                                        -------------------
(In thousands except per share data)      1996      1995
                                        --------  ---------
Revenues                                 $43,475   $32,076
Net income (loss) before dividends         1,366      (915)
Net income (loss) per common share       $  0.03   $ (0.10)

  The Company has two bank credit facilities: the Third Restated Revolving Credit Loan Agreement among the Company and Bank One, Texas, N.A., the Agent bank, and other banks (the "Domestic Revolver") and the Credit Agreement among Trax and Bank of Montreal, the Canadian Agent bank, and other financial institutions (the "Canadian Revolver" and, together with the Domestic Revolver, the "Revolvers"). The two credit facilities are separate bank revolvers. The lenders in the Domestic Revolver (the "U.S. lenders") and the lenders in the Canadian Revolver (the "Canadian lenders" and, together with the U.S. lenders, the "Lenders") have entered into an associated Intercreditor Agreement.

  The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Domestic Revolver facility is $50.0 million and the borrowing base is currently $30.0 million. The Canadian Revolver's initial commitment is U.S. $11.0 million. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1998. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders' Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The average actual interest rate was 7.94% at June 30, 1996.

  Effective April 30, 1996, the Company sold its working and royalty interests in certain oil and gas properties located in West Texas for net proceeds of $1,570,000. The Company recognized a pre-tax gain of $1,037,000 on the sale of the properties. The sold properties represented less than 3% of the Company's total reserves (equivalent barrel basis) as of January 1, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  At June 30, 1996, the Company's total assets increased to $90.8 million from $79.7 million at December 31, 1995. The assets of Trax (acquired January 31,
1996) accounted for $9.5 million of the increase. In addition, oil and gas properties (excluding Trax) increased $2.6 million primarily as a result of successful development drilling and recompletion of existing wells in New Mexico.

  In 1996 the Company's principal sources of funds were $9.2 million from its Revolvers and $1.6 million from sale of properties. These funds were primarily consumed by funding $7.6 million for the acquisition of Trax and funding $3.8 million of development in existing properties, primarily in New Mexico. Discretionary cash flows (net income adjusted for non-cash charges) increased to $3.4 million in 1996, compared to $0.7 million in 1995, reflecting increased oil and gas sales and improved margins on pipeline sales. Discretionary cash flows are available for capital expenditures, debt service and dividend payments.

  The Company's Revolvers are in place for use by the Company at its discretion including drilling, development and acquisition of oil and gas properties. The Company has borrowed $17.0 million and $8.5 million against the Domestic and Canadian Revolvers at June 30, 1996, respectively. The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Domestic revolver facility is $50.0 million and the borrowing base is currently $30.0 million. The Canadian Revolver's initial commitment is U.S. $11.0 million. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1998. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders' Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The average actual interest rate was 7.94% at June 30, 1996.

  The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994, as amended, is a separate facility and provided Onyx with $5.0 million. The Onyx Note bears interest at national prime rate plus one-half of one percent (8.75% at June 30, 1996). Interest on the unpaid principal amount of the note is payable quarterly and commenced on June 30, 1994. The unpaid principal ($3.1 million at June 30, 1996), is payable in eighteen quarterly installments ending on March 31, 1999. Current maturities of the Onyx Note total $1.1 million at June 30, 1996. The Onyx Note is collaterlized by certain of Onyx's pipelines, gathering facilities and related transportation contracts. In addition, the Onyx Note is guaranteed by the Company.

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


RESULTS OF OPERATIONS
- ---------------------

                   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                   ------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 1995
                         ------------------------------

  The Company recorded net income before dividends of $1,426,000 in 1996 as compared to net income of $156,000 before dividends in 1995. Net income increased $1,270,000. Net income was increased by the gain on sale of certain oil and gas properties, as well as increased oil and gas sales and improved margins on pipeline sales. Net income was reduced by an increase in almost all costs and expenses.

  Pipeline sales increased $8,022,000 in 1996 as compared to 1995, but were offset by an increase in natural gas purchases of $7,265,000. The increase in sales and purchases is due primarily to the increase in the cost of gas which averaged $1.89 in 1996 as compared to $1.49 in 1995. During 1996 natural gas was sold at an average price of $2.20 as compared to $1.55 in 1995. Gross margin increased to 7.1% in 1996 as compared to 6.4% in 1995.

  Revenues from oil and gas sales increased $3,203,000 in 1996 as compared to 1995. Oil and gas revenues attributable to Trax were $1,115,000 during 1996. Increased production from the New Mexico properties as a result of the development and exploitation program and higher average oil and gas prices also contributed to the increase in sales. Oil production increased to 280,000 barrels in 1996 as compared to 177,000 barrels in 1995, resulting in a $1,875,000 increase in sales. The increase in oil production is due to the Company's successful drilling and development program in New Mexico as well as the Trax production (56,000 barrels). The average price received for oil was $20.06 in 1996 as compared to $18.19 in 1995, resulting in a $522,000 increase in sales. Gas production in 1996 as compared to 1995 remained flat; however, the average price received for gas increased to $1.59 in 1996 as compared to $1.34 in 1995, resulting in a $869,000 increase in sales. The average price received for gas excluding certain production payment volumes was $2.11 in 1996.

  Lease operating expenses ("LOE") related to oil and gas properties increased $837,000, primarily as a result of the addition of the Trax operations. Trax LOE was $505,000 during 1996. The new wells successfully completed in New Mexico also added to LOE. Lifting costs per equivalent barrel (including Trax operations) increased in 1996 to $4.92 from $4.69 in 1995. Depletion, depreciation and amortization ("DD&A") increased $1,070,000 in 1996 as a result of increased production, primarily from the New Mexico operations, as well as the added Trax Operations. Trax DD&A was $493,000 in 1996.

  General and administrative expenses increased $651,000 in 1996 as compared to 1995, primarily as a result of increased personnel costs. Trax general and administrative expense was $298,000 in 1996. Interest expense increased $502,000 as a result of the increased outstanding bank debt during 1996.

                  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
                  --------------------------------------------
                        THREE MONTHS ENDED JUNE 30, 1995
                        --------------------------------

  The Company recorded net income before dividends of $938,000 in 1996 as compared to net income of $435,000 before dividends in 1995. Net income increased $503,000. Net income was increased by the gain on sale of certain oil and gas properties, as well as increased oil and gas sales and improved margins on pipeline sales. Net income was reduced by increases in all costs and expenses.

  Pipeline sales increased $4,896,000 in 1996 as compared to 1995, but were offset by an increase in natural gas purchases of $4,185,000. The increase in sales and purchases is due primarily to the increase in the cost of gas which averaged $1.76 in 1996 as compared to $1.54 in 1995. During 1996 natural gas was sold at an average price of $2.29 as compared to $1.61 in 1995. Gross margin increased to 4.5% in 1996 as compared to 4.1% in 1995.

  Revenues from oil and gas sales increased $698,000 in 1996 as compared to 1995. Oil and gas revenues attributable to Trax were $633,000 during 1996. Oil production increased to 143,000 barrels in 1996 as compared to 90,000 barrels in 1995, resulting in a $1,005,000 increase in sales. The increase in oil production is due to the Company's successful drilling and development program in New Mexico as well as the Trax production (34,000 barrels). The average price received for oil was $21.11 in 1996 as compared to $19.06 in 1995, resulting in a $293,000 increase in sales. Gas production in 1996 decreased to 1,475,000 Mcf as compared to 2,136,000 Mcf in 1995, resulting in a $887,000 decrease in sales. The decrease in gas production is attributable primarily to the Keystone Ellenburger field ("Keystone"). Effective February 1, 1996, the Railroad Commission of Texas amended the field rules for Keystone which reduced the Company's allowable production from its operated leases to 10.1 million cubic feet of gas per day from 20.1 million cubic feet of gas per day. The average price received for gas increased to $1.59 in 1996 as compared to $1.34 in 1995, resulting in a $869,000 increase in sales. The average price received for gas excluding certain production payment volumes was $2.14 in 1996.

  Lease operating expenses ("LOE") related to oil and gas properties increased $288,000 as a result of the addition of the Trax operations. Trax LOE was $311,000 during 1996. Lifting costs per equivalent barrel (including Trax operations) increased in 1996 to $5.38 from $4.23 in 1995, primarily as a result of the decreased gas production from Keystone. Depletion, depreciation and amortization ("DD&A") increased $325,000 in 1996 primarily as a result of the addition of the Trax operations. Trax DD&A was $270,000 in 1996.

  General and administrative expenses increased $445,000 in 1996 as compared to 1995, primarily as a result of increased personnel costs. Trax general and administrative expense was $191,000 in 1996. Interest expense increased $215,000 as a result of the increased outstanding bank debt during 1996.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ARCH PETROLEUM INC.
                                              -------------------
                                                  (Registrant)


Date: August 13, 1996                           /s/ Fred Cantu
      ---------------                         -------------------
                                                Fred Cantu
                                                Treasurer and
                                                Chief Financial Officer