Form 10-Q
period 1996-09-30
ARCH PETROLEUM INC /NEW/
filed 1996-11-14
CIK 320678

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

              For the Quarterly Period Ended  September 30, 1996
                                             -------------------

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

                  Yes   X                          No____
                      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                       Outstanding at August 31, 1996
     Common Stock, $.01 Par Value                      17,171,604
     ----------------------------                      ----------

                              ARCH PETROLEUM INC.
                                     INDEX

                                                                           Page
Part I.  FINANCIAL INFORMATION                                            Number

 Item 1.

CONSOLIDATED BALANCE SHEETS (Unaudited) -
     September 30, 1996 and December 31, 1995............................     3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) -
     Three months and nine months ended September 30, 1996 and 1995......     5

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
     Nine months ended September 30, 1996 and 1995.......................     6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited).........................................................     7

  Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.................................     8


Part II.  OTHER INFORMATION

  Item 1.
          Legal Proceedings..............................................    N/A

  Item 2.
          Changes in Securities..........................................    N/A

  Item 3.
          Defaults upon Senior Securities................................    N/A

  Item 4.
          Submission of Matters to a Vote of Security Holders............    N/A

  Item 5.
          Other Information..............................................    N/A

  Item 6.
          Exhibits and Reports on Form 8-K
            a. Exhibits..................................................    None
            b. Reports on Form 8-K.......................................    None

SIGNATURES...............................................................    11

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                           SEPTEMBER 30,  DECEMBER 31,
                                                     1996           1995
                                                 -------------  ------------
Current Assets:
  Cash and cash equivalents                      $   1,856,000  $  2,574,000
  Accounts receivable - trade                        9,171,000     6,986,000
  Accounts receivable - related parties                 23,000             -
  Prepaid expenses and other                           737,000       542,000
                                                 -------------  ------------

     Total current assets                           11,787,000    10,102,000

Property and Equipment, at cost:
  Oil and gas properties accounted for by the
     successful efforts method                      80,876,000    66,375,000
  Natural gas pipelines                             11,766,000    11,448,000
  Furniture, fixtures and other equipment            1,061,000       957,000
                                                 -------------  ------------

                                                    93,703,000    78,780,000
  Less accumulated depletion, depreciation
     and amortization                               17,912,000    12,968,000
                                                 -------------  ------------

      Net property and equipment                    75,791,000    65,812,000

Accounts receivable - related parties                1,410,000       939,000
Notes receivable - related parties                   1,730,000     1,645,000
Other                                                1,132,000     1,174,000
                                                 -------------  ------------

                                                 $  91,850,000  $ 79,672,000
                                                 =============  ============


  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY                             SEPTEMBER 30,  DECEMBER 31,
                                                                     1996           1995
                                                                --------------  -------------
Current Liabilities:
 Accounts payable                                               $   10,355,000  $   9,552,000
 Accounts payable - related parties                                    587,000         75,000
 Current maturities of long-term debt                                1,118,000      1,111,000
 Preferred stock dividends payable                                     711,000        311,000
                                                                --------------  -------------

  Total current liabilities                                         12,771,000     11,049,000

Long-term debt, less current maturities                             27,673,000     17,821,000
Deferred revenue                                                    13,181,000     16,037,000
Convertible subordinated notes                                       5,000,000      5,000,000
Deferred federal income taxes                                        2,597,000      1,711,000
Note payable - minority interest holder                                694,000              -
Other liabilities                                                      346,000              -
Minority interest in consolidated subsidiaries                       1,019,000        459,000

Exchangeable convertible preferred stock,
 $.01 par value, 727,273 shares
 authorized, issued and outstanding                                 20,000,000     20,000,000

Shareholders' Equity:

 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, 727,273 issued as exchangeable
  convertible preferred stock                                                -              -

 Common stock, $.01 par value, 50,000,000 shares authorized,
  17,171,604 and 17,141,404 shares issued and outstanding,
  respectively                                                         172,000        172,000

 Additional paid-in capital                                          6,012,000      5,944,000

 Employee notes for stock purchases                                 (1,010,000)      (965,000)

 Treasury stock, 100,000 shares                                       (206,000)      (206,000)

 Cumulative translation adjustment                                      86,000              -

 Retained earnings                                                   3,515,000      2,650,000
                                                                --------------  -------------
                                                                     8,569,000      7,595,000
                                                                --------------  -------------

                                                                $   91,850,000  $  79,672,000
                                                                ==============  =============

 The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                          --------------------------  --------------------------
                                              1996          1995          1996          1995
                                          ------------  ------------  ------------  ------------
REVENUES:
 Oil and gas sales                        $  5,964,000  $  4,475,000  $ 16,806,000  $ 12,344,000
 Pipeline sales                             16,941,000    13,892,000    47,607,000    36,537,000
 Gain on sale of properties                          -             -     1,037,000             -
 Interest and other                            166,000       374,000       642,000       719,000
                                          ------------  ------------  ------------  ------------
                                            23,071,000    18,741,000    66,092,000    49,600,000
COSTS AND EXPENSES:
 Lease operations                            1,906,000     1,982,000     5,951,000     5,483,000
 Natural gas purchases and
  pipeline operations                       16,160,000    13,166,000    45,183,000    34,829,000
 Exploration                                   312,000       507,000       490,000       830,000
 Depletion, depreciation and
  amortization                               1,829,000     1,744,000     5,094,000     3,940,000
 General and administrative                  1,166,000     1,084,000     3,830,000     3,103,000
 Interest                                      717,000       495,000     2,077,000     1,356,000
 Foreign currency transaction gain             (19,000)            -       (47,000)            -
 Minority interest in income
  of consolidated subsidiaries                 149,000       257,000       560,000       317,000
                                          ------------  ------------  ------------  ------------
                                            22,220,000    19,235,000    63,138,000    49,858,000
                                          ------------  ------------  ------------  ------------
 Net income (loss) before income taxes
  and dividends                                851,000      (494,000)    2,954,000      (258,000)

 Deferred federal income tax expense
  (benefit)                                    256,000      (167,000)      886,000       (88,000)
                                          ------------  ------------  ------------  ------------

 Net income (loss) before dividends            595,000      (327,000)    2,068,000      (170,000)

 Dividends on preferred stock                  400,000       400,000     1,200,000     1,200,000
                                          ------------  ------------  ------------  ------------

 Net income (loss)                        $    195,000  $   (727,000) $    868,000  $ (1,370,000)
                                          ============  ============  ============  ============

 Net income (loss) per common share       $       0.01  $     (0.04)  $       0.05  $      (0.08)
                                          ============  ============  ============  ============

 Weighted average common and
  common equivalent shares
  outstanding                               17,196,000    17,233,000    17,232,000    17,198,000
                                          ============  ============  ============  ============

  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      -----------------------------
                                                                          1996             1995
                                                                      --------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $  2,068,000       $  (170,000)
 Adjustments to reconcile to net cash from operations:
  Depletion, depreciation and amortization                              5,094,000         3,940,000
  Deferred revenue                                                     (1,772,000)       (2,679,000)
  Deferred income taxes                                                   886,000           (88,000)
  Interest on notes receivable and other                                 (144,000)         (148,000)
  Minority interest in net income of consolidated subsidiaries            560,000           317,000
  Gain on sale of properties                                           (1,037,000)              -
  Foreign currency transaction gain                                       (47,000)              -
                                                                     ------------       -----------
                                                                        5,608,000         1,172,000

 Change in accounts receivable                                         (1,237,000)       (1,917,000)
 Change in other current assets                                          (175,000)          197,000
 Change in accounts receivable - related parties                         (471,000)         (311,000)
 Change in accounts payable and other current liabilities                 318,000           770,000
 Production payment remedy adjustment                                  (1,084,000)         (781,000)
                                                                     ------------       -----------

    Net operating cash flows                                            2,959,000          (870,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                  (6,881,000)       (4,717,000)
 Proceeds from sale of properties                                       1,585,000               -
 Notes receivable and other assets                                        (45,000)              -
 Investment in subsidiary                                              (7,645,000)              -
                                                                     ------------       -----------

    Net investing cash flows                                          (12,986,000)       (4,717,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank borrowing                                          23,004,000         8,600,000
 Payments of bank debt                                                (13,589,000)       (2,834,000)
 Payment of preferred stock dividends                                    (800,000)         (800,000)
 Proceeds from note payable - minority interest holder                    694,000               -
 Purchase of treasury shares                                                  -            (205,000)
 Issue common shares                                                          -             135,000
                                                                     ------------       -----------

    Net financing cash flows                                            9,309,000         4,896,000

Change in cash and cash equivalents                                      (718,000)         (691,000)

Cash and cash equivalents at beginning of period                        2,574,000         1,553,000
                                                                     ------------       -----------

Cash and cash equivalents at end of period                           $  1,856,000       $   862,000
                                                                     ------------       -----------



  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform with 1996 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1995. The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for a full year.

     Effective January 31, 1996, the Company acquired 100% of the outstanding common stock of Trax Petroleums Limited (Trax), a Canadian oil and gas exploration and development company headquartered in Calgary, Alberta, Canada. The results of Trax have been consolidated with the Company beginning February 1, 1996. The following unaudited pro forma information has been prepared as if the acquisition had occurred at the beginning of each period presented, and is provided for comparative purposes only. The pro forma information presented is not necessarily indicative of the combined financial results as they may be in the future or as they might have been for the period had the acquisition been consummated at the beginning of such period.

                                                  Nine Months Ended
                                                     September 30,
                                              -------------------------
     (In thousands except per share data)        1996           1995
                                              ----------     ----------
     Revenues                                 $   66,409     $   51,425
     Net income (loss) before dividends            2,150         (2,464)
     Net income (loss) per common share       $     0.06     $    (0.21)

     The Company has two bank credit facilities: the Third Restated Revolving Credit Loan Agreement among the Company and Bank One, Texas, N.A., the Agent bank, and other banks (the Domestic Revolver) and the Credit Agreement among Trax and Bank of Montreal, the Canadian Agent bank, and other financial institutions (the Canadian Revolver and, together with the Domestic Revolver, the Revolvers). The two credit facilities are separate bank revolvers. The lenders in the Domestic Revolver (the U.S. lenders) and the lenders in the Canadian Revolver (the Canadian lenders and, together with the U.S. lenders, the Lenders) have entered into an associated Intercreditor Agreement.

     The Revolvers borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Companys oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Domestic Revolver facility is $50.0 million and the borrowing base is currently $30.0 million. The Canadian Revolvers initial commitment is U.S. $11.0 million. The Revolvers borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1998. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The average actual interest rate was 7.99% at September 30, 1996.

     Effective April 30, 1996, the Company sold its working and royalty interests in certain oil and gas properties located in West Texas for net proceeds of $1,585,000. The properties represented less than 3% of the Company's total reserves (equivalent barrel basis) as of January 1, 1996. The Company recognized a pre-tax gain of $1,037,000 on the sale of the properties.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1996, the Companys total assets increased to $91.9 million from $79.7 million at December 31, 1995. The assets of Trax (acquired January 31, 1996) accounted for $10.2 million of the increase. In addition, oil and gas properties (excluding Trax) increased $4.7 million primarily as a result of successful development drilling and recompletion of existing wells in New Mexico.

     In 1996 the Companys principal sources of funds were $9.4 million from its Revolvers, $3.0 million from operations and $1.6 million from sale of properties. These funds were primarily consumed by funding $7.6 million for the acquisition of Trax and funding $6.9 million of development in existing properties, primarily in New Mexico and the drilling of prospects in Alberta, Canada. Discretionary cash flows (net income adjusted for non-cash charges) increased to $5.6 million in 1996, compared to $1.2 million in 1995, reflecting increased oil and gas sales and improved margins on pipeline sales. Discretionary cash flows are available for capital expenditures, debt service and dividend payments.

     The Companys Revolvers are in place for use by the Company at its discretion including drilling, development and acquisition of oil and gas properties. The Company has borrowed $17.5 million and $8.5 million against the Domestic and Canadian Revolvers at September 30, 1996, respectively. The Revolvers borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Companys oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Domestic Revolver facility is $50.0 million and the borrowing base is currently $30.0 million. The Canadian Revolvers initial commitment is U.S. $11.0 million. The Revolvers borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1998. Borrowings under the Revolvers will, at the Companys option, bear interest either at the Lenders Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The average actual interest rate was 7.99% at September 30, 1996.

     The Onyx Term Loan Agreement (the Onyx Note), which Onyx entered into with the Bank of Scotland on March 30, 1994, as amended, is a separate facility and provided Onyx with $5.0 million. The Onyx Note bears interest at national prime rate plus one-half of one percent (8.75% at September 30, 1996). Interest on the unpaid principal amount of the note is payable quarterly and commenced on June 30, 1994. The unpaid principal ($2.8 million at September 30, 1996), is payable in eighteen quarterly installments ending on March 31, 1999. Current maturities of the Onyx Note total $1.1 million at September 30, 1996. The Onyx Note is collaterlized by certain of Onyx's pipelines, gathering facilities and related transportation contracts. In addition, the Onyx Note is guaranteed by the Company.

     Both the Revolvers and Onyx Note contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Companys common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to net worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company and Onyx are currently not in default with the loan agreements. Neither the Company nor Onyx has any other unused lines of credit.

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

RESULTS OF OPERATIONS
---------------------

               NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
               ------------------------------------------------
                     NINE MONTHS ENDED SEPTEMBER 30, 1995
                     ------------------------------------

     The Company recorded net income before dividends of $2,068,000 in 1996 as compared to a net loss of $170,000 before dividends in 1995. Net income increased $2,238,000. Net income was increased by the gain on sale of certain oil and gas properties, as well as increased oil and gas sales and improved margins on pipeline sales. Net income was reduced by an increase in almost all costs and expenses.

     Pipeline sales increased $11,070,000 in 1996 as compared to 1995, but were offset by an increase in natural gas purchases of $10,228,000. The increase in sales and purchases is due primarily to the increase in the cost of gas which averaged $1.99 in 1996 as compared to $1.46 in 1995. During 1996 natural gas was sold at an average price of $2.23 as compared to $1.53 in 1995. Gross margin increased to 6.3% in 1996 as compared to 5.9% in 1995.

     Revenues from oil and gas sales increased $4,462,000 in 1996 as compared to 1995. Oil and gas revenues attributable to Trax were $1,588,000 during 1996. Increased production from the New Mexico properties as a result of the development and exploitation program and higher average oil and gas prices also contributed to the increase in sales. Oil production increased to 432,000 barrels in 1996 as compared to 281,000 barrels in 1995, resulting in a $2,615,000 increase in sales. The increase in oil production is due to the Companys successful drilling and development program in New Mexico as well as the Trax production (88,000 barrels). The average price received for oil was $20.03 in 1996 as compared to $17.34 in 1995, resulting in a $1,159,000 increase in sales. Gas production in 1996 decreased to 5,072,000 Mcf as compared to 5,678,000 Mcf in 1995, resulting in a $790,000 decrease in sales. The decrease in gas production is attributable primarily to the reduced allowable production from the Keystone Ellenburger field. The average price received for gas increased to $1.61 in 1996 as compared to $1.30 in 1995, resulting in a $1,542,000 increase in sales. The average price received for gas excluding certain production payment volumes was $2.13 in 1996.

     Lease operating expenses (LOE) related to oil and gas properties increased $468,000, primarily as a result of the addition of the Trax operations. Trax LOE was $309,000 during 1996. The new wells successfully completed in New Mexico also added to LOE. Lifting costs per equivalent barrel (including Trax operations) increased in 1996 to $4.76 from $4.47 in 1995. Exploration expense decreased $340,000 in 1996 as compared to 1995. During 1995 the Company incurred significant costs related to its 3-D seismic program. Depletion, depreciation and amortization (DD&A) increased $1,154,000 in 1996 as a result of increased production, primarily from the New Mexico operations, as well as the added Trax operations. Trax DD&A was $776,000 in 1996.

     General and administrative expenses increased $727,000 in 1996 as compared to 1995, as a result of increased personnel costs and the addition of Trax. Trax general and administrative expense was $423,000 in 1996. Interest expense increased $721,000 as a result of the increased outstanding bank debt during 1996.


               THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
               -------------------------------------------------
                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                     -------------------------------------


     The Company recorded net income before dividends of $595,000 in 1996 as compared to a net loss of $327,000 before dividends in 1995. Net income increased $922,000. Net income was increased by higher oil and gas sales and improved margins on pipeline sales. Net income was reduced primarily by increased natural gas purchases.

     Pipeline sales increased $3,049,000 in 1996 as compared to 1995, but were offset by an increase in natural gas purchases of $2,954,000. The increase in sales and purchases is due primarily to the increase in the cost of gas which averaged $2.21 in 1996 as compared to $1.42 in 1995. During 1996 natural gas was sold at an average price of $2.29 as compared to $1.51 in 1995. Gross margin decreased slightly to 5.9% in 1996 as compared to 6.5% in 1995.

     Revenues from oil and gas sales increased $1,489,000 in 1996 as compared to 1995. Oil and gas revenues attributable to Trax were $705,000 during 1996. Oil production increased to 150,000 barrels in 1996 as compared to 104,000 barrels in 1995, resulting in a $740,000 increase in sales. The increase in oil production is due to the Companys successful drilling and development program in New Mexico as well as the Trax production (31,000 barrels). The average price received for oil was $21.67 in 1996 as compared to $15.89 in 1995, resulting in a $868,000 increase in sales. Gas production in 1996 decreased to 1,653,000 Mcf as compared to 2,258,000 Mcf in

1995, resulting in a $758,000 decrease in sales. The decrease in gas production is attributable primarily to the reduced allowable production from the Keystone Ellenburger field. The average price received for gas increased to $1.64 in 1996 as compared to $1.25 in 1995, resulting in a $642,000 increase in sales. The average price received for gas excluding certain production payment volumes was $2.15 in 1996.

     Lease operating expenses (LOE) related to oil and gas properties (including Trax LOE of $159,000) decreased $76,000 during 1996. The decrease in LOE was due primarily to the sale of properties effective April 30, 1996. Lifting costs per equivalent barrel (including Trax operations) increased in 1996 to $4.61 from $4.13 in 1995, primarily as a result of the decreased gas production from Keystone. Exploration expense decreased $195,000 in 1996 as compared to 1995. During 1995 the Company incurred significant costs related to its 3-D seismic program. Interest expense increased $222,000 as a result of the increased outstanding bank debt during 1996.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ARCH PETROLEUM INC.
                                             -------------------
                                                 (Registrant)


Date: November 13, 1996                           /s/ Fred Cantu
      -----------------                      ----------------------
                                                  Fred Cantu
                                                  Treasurer and
                                                  Chief Financial Officer