Form 10-K
period 1996-12-31
ARCH PETROLEUM INC /NEW/
filed 1997-04-07
CIK 320678

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---  EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1996

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from          to
                                        --------    --------

                          Commission file number 0-9976

                               ARCH PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        83-0248900
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

       777 Taylor Street, Suite II,
             Fort Worth, Texas                                      76102
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

As of February 28, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $32,827,000 based on the closing price reported by NASDAQ National Market.

As of February 28, 1997, there were 17,171,804 shares of the registrants Common Stock outstanding.

                      Documents Incorporated by Reference

Part III information is included in the Registrant's definitive proxy statement which will be filed within 45 days of the date of this Form 10-K.

                               TABLE OF CONTENTS

PART I                                                                                                                        Page

         Item 1.           Business........................................................................................     3

         Item 2.           Properties......................................................................................     5

         Item 3.           Legal Proceedings...............................................................................     9

         Item 4.           Submission of Matters to a Vote of Security Holders.............................................     9

PART II

         Item 5.           Market for Company's Common Stock and Related
                           Shareholder Matters.............................................................................    10

         Item 6.           Selected Financial Data.........................................................................    11

         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.............................................................    12

         Item 8.           Consolidated Financial Statements and Supplementary Data........................................    17

         Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure.............................................................    41

PART III

         Item 10.          Directors and Executive Officers of the Company.................................................    42

         Item 11.          Executive Compensation..........................................................................    42

         Item 12.          Security Ownership of Certain Beneficial Owner
                           and Management..................................................................................    42

         Item 13.          Certain Relationships and Related Transactions..................................................    42

PART IV

         Item 14.          Exhibits, Consolidated Financial Statement Schedules,

                           and Reports on Form 8-K.........................................................................    43

         Signatures        ................................................................................................    46

                                    PART I

ITEM 1.           BUSINESS

         Arch Petroleum Inc., a Delaware corporation, (together with its subsidiaries, "the Company") primarily engages in oil and natural gas exploration, development, production, transportation and marketing in the Southwestern United States and Western Canada. The Company is also active in the acquisition of interests in oil and gas leases, both producing and non-producing. Threshold Development Company ("TDC"), an oil and gas exploration company, owns approximately 15.5% of the Company's common stock as of December 31, 1996.

         On January 31, 1995, the Company's shareholders, in a special meeting, approved an amendment to the Company's articles of incorporation whereby the number of authorized shares of the Company's capital stock was increased from 26,000,000 shares to 51,000,000 shares. Common stock is designated for 50,000,000 shares and preferred stock is designated for the remaining 1,000,000 shares. The Company has reserved 9,090,909 shares of common stock for issuance upon conversion of the securities in the Placement, if necessary, and has also reserved approximately 319,300 shares of common stock for issuance upon exercise of options under its current incentive stock option plan.

         On October 20, 1994, the Company sold the following securities to four institutional investors in a private placement (the "Placement"): (a) 727,273 shares of its 8% Exchangeable Convertible Preferred Stock (the "Preferred Stock"), $.01 par value, having an aggregate liquidation preference of $20,000,000, (b) $500,000 aggregate principal amount of its 9.75% Series A Convertible Subordinated Notes due 2004 (the "Series A Notes") and (c) $4,500,000 aggregate principal amount of its Adjustable Rate Series B Notes due 2004 (the "Series B Notes" and, together with the Series A Notes, the "Notes"). Gross proceeds from the Placement were $20 million for the Preferred Stock and $5 million for the Notes. The proceeds were used to pay down the Company's revolving bank credit facility.

         See Note 12 in the consolidated financial statements for information regarding revenues, operating profit and identifiable assets of the Company's segments.

Recent Developments:

Oil and Gas Operations
----------------------

         Effective January 31, 1996, the Company acquired Trax Petroleums Limited ("Trax"), a Canadian oil and gas exploration and development company headquartered in Calgary, Alberta, Canada. The Company's January 9, 1996, cash offer of Cdn. $0.71 for each of Trax's approximately 14,100,000 shares was accepted by more than 91% of Trax shareholders. Effective February 12, 1996, the Company completed the statutory compulsory acquisition of the remaining shares of Trax through the depository, Montreal Trust Company of Canada. The acquisition was made through Northern Arch Resources Ltd., a wholly owned Canadian subsidiary of the Company. Trax headquarters will remain in Calgary. The acquisition purchase price was approximately $7,645,000 at January 31, 1996. The Company changed the name of Trax to Arch Petroleum Ltd. ("APL") effective March 31, 1997.

         On March 31, 1994, the Company consummated an agreement with Chevron U.S.A. Inc. to purchase certain oil and gas properties for a cash consideration of $17.9 million. The Company borrowed the purchase price through its bank credit facility. The properties, located in Lea County, New Mexico, included interests in approximately 130 producing oil and gas wells. The Company operates and has a significant working interest in the majority of these properties. The effective date of the purchase was April 1, 1994.

         In November 1992 the Company sold a volumetric production payment to Enron Reserve Acquisition Corp. ("Enron") for $24.3 million. The Company contracted to deliver to Enron the equivalent of approximately 17.9 Bcf of natural gas from Company operated properties in the Keystone Ellenburger Field over 5.7 years beginning in December 1992. The Company is responsible for all costs of production, development and marketing of the dedicated gas. The deferred revenue associated with this transaction is recognized as the dedicated gas is delivered to Enron. In May 1993 the Railroad Commission of Texas ("RRC") amended the field rules for the Keystone Ellenburger Field ("Keystone") reducing the allowable production. Subsequent to this ruling, the Company has not been able to produce enough gas to satisfy the monthly delivery obligations to Enron. This created a gas delivery deficiency under the volumetric production payment. See Item 7, Management's Discussion and Analysis of Financial Condition, for additional discussion of this matter.

Natural Gas Pipeline Operations
-------------------------------

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

         In July 1992 the Company, in conjunction with Central States Energy Corporation ("CSE"), formed Saginaw Pipeline Company, L.C. ("Saginaw") and Industrial Natural Gas, L.C. ("ING"). Concurrent with this event, Saginaw acquired a 6" pipeline that extends approximately 100 miles from Wichita Falls, Texas to Saginaw, Texas. ING was formed to market the sales and transmission of natural gas through the Saginaw pipeline. On September 27, 1995, the Company purchased CSE's 20% membership interest in Saginaw and ING. The Company now owns a 95% membership interest in Saginaw and ING.

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

Customers:

         The Company markets and will continue to market its oil and gas products to a number of purchasers and does not believe that the loss of any single purchaser of its crude oil, condensate or natural gas production would adversely affect its operations. During the year ended December 31, 1996, the Company had three customers that represented 67% of total revenues from oil and gas sales, Genesis Crude Oil, L.P. (32%), Enron Gas Marketing (23%) and Chevron U.S.A. Inc. (12%).

         During 1996 Onyx sold natural gas to approximately 60 customers. CPL is the largest customer of the Company, representing 61% of gross revenues from pipeline sales. Onyx has a contract to deliver gas to CPL into 1999.

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

Government Regulation:

         Federal regulation has had and is expected to continue to have a significant effect on the natural gas marketing activities of the Company. Such activities are affected by the Federal Energy Regulatory Commission ("FERC") rules and orders issued pursuant to the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). In general, both of these acts authorize the FERC to regulate certain activities of companies engaged in the interstate sale and transport of natural gas.

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

Employees:

         As of February 28, 1997, the Company had 50 full-time employees. These employees are not represented by labor unions and the Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

General:

         The Company's corporate headquarters occupy approximately 9,745 square feet of leased office space located in Fort Worth, Texas. The Company also leases 2,200 square feet of office space in Midland, Texas. APL leases approximately 4,951 square feet of office space in Calgary, Alberta, Canada. Onyx leases 3,664 square feet of office space in Corpus Christi, Texas. Saginaw leases 500 square feet of office space in Wichita Falls, Texas. The Company maintains field offices in Kermit, Texas, and in Eunice and Artesia, New Mexico.

Oil and Gas Reserves:

         A description of the Company's net quantity of oil and gas reserves is contained in the Unaudited Supplemental Oil and Gas Disclosures of the accompanying consolidated financial statements. All domestic oil and gas reserves were estimated by Ryder Scott Company, independent petroleum engineers, and are detailed in a report prepared for the exclusive use of the Company. The APL (Canadian) oil and gas reserves were estimated by Sproule Associates Limited, independent petroleum engineers in Canada. All such estimations were made in accordance with regulations promulgated by the Securities and Exchange Commission ("SEC"). The reserve reports are available for examination at the corporate headquarters.

         The Company has no long-term supply or similar agreements with foreign governments or authorities. The Company has not filed with or included in reports to any federal authority or agency, other than the SEC any estimate of total proved net oil and gas reserves since December 31, 1995. All of the Company's production, acreage and drilling activity is located in the United States and Western Canada.

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

                                         United States            Canada                 Total
                                        ---------------       ---------------       ---------------
Present value of discounted future
 net revenues before income taxes:
     December 31, 1996                  $   101,701,100       $    11,775,700       $   113,476,800
     December 31, 1995                       64,296,200                   -              64,296,200
     December 31, 1994                       61,078,500                   -              61,078,500

Proved developed and undeveloped
 reserves:
 Oil (Bbls)
     December 31, 1996                        3,861,000               856,900             4,717,900
     December 31, 1995                        4,030,300                   -               4,030,300
     December 31, 1994                        3,586,400                   -               3,586,400
 Gas (Mcf)
     December 31, 1996                       57,060,000             1,136,000            58,196,000
     December 31, 1995                       61,286,400                   -              61,286,400
     December 31, 1994                       61,546,200                   -              61,546,200

Proved developed reserves:
 Oil (Bbls)
     December 31, 1996                        3,128,400               809,900             3,938,300
     December 31, 1995                        2,993,600                   -               2,993,600
     December 31, 1994                        3,390,600                   -               3,390,600
 Gas (Mcf)
     December 31, 1996                       54,981,200               504,000            55,485,200
     December 31, 1995                       55,628,500                   -              55,628,500
     December 31, 1994                       60,666,200                   -              60,666,200

         The United States figures above exclude 8.7 Bcf, 11.9 Bcf and 15.5 Bcf of proved gas reserves and $2,960,600, $11,672,700 and $12,566,300 of discounted future net revenues at December 31, 1996, 1995 and 1994, respectively, which were sold to Enron in the volumetric production payment discussed earlier. See the Unaudited Supplemental Oil and Gas Disclosures in the accompanying consolidated financial statements for key factors and additional information related to the Company's reserve estimates.

Wells Drilled:

         The following table shows the wells drilled by or participated in by the Company since 1994. Gross wells refer to the total number of wells in which the Company has an interest. Net wells are the gross wells multiplied by the Company's working interest in each well. A dry well is one that is found to be incapable of producing commercial amounts of oil or gas, and a productive well is one that is not dry.

                                                                  Gross Wells                                  Net Wells
                                                       -------------------------------             -------------------------------
                                                       Produc-                                     Produc-
                                                          tive        Dry       Total                 tive        Dry       Total
                                                       --------     -------    -------             ---------     ------    -------
Year Ended December 31, 1996:
         Exploratory                                           1          2          3                   .3         1.3      1.6
         Development                                         150          -        150                 24.4          -      24.4



Year Ended December 31, 1995:
         Exploratory                                           -          4          4                    -        2.2       2.2
         Development                                         110          -        110                 13.4          -      13.4

Year Ended December 31, 1994:
         Exploratory                                           -          -          -                    -          -         -
         Development                                          34          -         34                 17.9          -      17.9

         Included in 1996 are 5 gross wells (1 exploratory, 3 development and 1 dry) and 2.1 net wells (.3 exploratory, 1.1 development and .7 dry) drilled by APL in Canada.

Leases and Wells Owned:

         At December 31, 1996, the Company owned interests in the following acreage.

                                            United States                  Canada                      Total
                                          -----------------             ------------                -----------
         Developed acres:
           Gross                                65,777                     28,066                       93,843
           Net                                  16,560                      3,468                       20,028

         Undeveloped acres:
           Gross                                75,355                    122,052                      197,407
           Net                                  23,672                     61,497                       85,169

         See the discussion of Proposed Drilling Activity and Acquisitions. As of December 31, 1996, the Company's interests in wells owned were as follows:

                                          Total                           United States                         Canada
                                  ------------------------           ----------------------             ------------------------
                                  Gross               Net            Gross             Net              Gross               Net
         Type                     Wells              Wells           Wells            Wells             Wells              Wells
         ----                     -----              -----           -----            -----             -----              -----
         Oil                      1,170              336.4           1,051           322.3                119             14.1
         Gas                        119               55.9             117            55.8                  2               .1
                                 ------              -----           -----           -----              -----             ----
                                  1,289              392.3           1,168           378.1                121             14.2
                                 ======              =====          ======           =====              =====             ====


Production:

         The following table reflects net quantities of oil (including condensate and natural gas liquids) and of gas produced, the average price received per barrel of oil and per Mcf of gas and the average production (lifting) cost per equivalent barrel.


                                                      1996            1995            1994
                                                ---------------   -------------   -------------
Oil volumes (Bbl):
  United States                                         459,300         382,100         281,300
  Canada                                                120,300             -               -
                                                ---------------   -------------   -------------
    Total                                               579,600         382,100         281,300
                                                ---------------   -------------   -------------

Average Oil Prices ($/Bbl):
  United States                                          $21.59          $17.28          $16.18
  Canada                                                  18.81             -               -
                                                ---------------   -------------   -------------
    Composite                                            $21.02          $17.28          $16.18
                                                ---------------   -------------   -------------

Gas Volumes (Mcf):
  United States (1)                                   6,596,400       7,382,900       2,488,900
  Canada                                                152,200             -               -
                                                ---------------   -------------   -------------
    Total                                             6,748,600       7,382,900       2,488,900
                                                ---------------   -------------   -------------

Average Gas Prices ($/Mcf):
  United States (1)                                       $1.73           $1.32           $1.67
  Canada                                                   1.06             -               -
                                                ---------------   -------------   -------------
    Composite                                             $1.72           $1.32           $1.67
                                                ---------------   -------------   -------------

Average Lifting Cost per Equivalent Barrel (2):

  United States                                           $4.87           $4.45           $5.07
  Canada                                                   3.37             -               -
                                                ---------------   -------------   -------------
    Composite                                             $4.74           $4.45           $5.07
                                                ---------------   -------------   -------------

(1) Includes the effect of production payment volumes of 2,751,100 Mcf, 3,090,400 Mcf and 183,300 Mcf at an average price of $0.83, $1.11 and $1.28 for the years ended December 31, 1996, 1995 and 1994, respectively.

(2) Equivalent barrels are calculated using a conversion factor of six Mcf of gas to one barrel of oil. Costs include severance and ad valorem taxes.

Proposed Drilling Activity and Acquisitions:

         The Company was very successful drilling new wells (developmental and exploratory) and recompleting existing wells in 1996. This coming year the Company has budgeted $15 million to its oil and gas capital expenditures program. Domestically, the Company continues its very successful infill drilling program in Lea County, New Mexico. Twenty-eight new wells and twelve recompletions will command expenditures of $7.7 million to the Company's interest. This area continues to lead the Company's growth both in production and additional reserves. In total, current plans call for drilling more than fifty new wells and recompleting more than twenty-five existing wells in the United States for approximately $10.8 million.

         The Company was equally successful in 1996 in its exploratory drilling efforts by its 100% owned Canadian subsidiary, APL. Accordingly, current plans include twenty new wells for approximately $4.2 million. APL also increased its acreage positions and expanded its 3-D seismic coverage in 1996.

         The Company's pipeline subsidiaries also anticipate expansion and growth opportunities in the coming year. In addition to the existing businesses of gas transportation and marketing, our subsidiaries are evaluating participation in several power generation projects. Most of these projects represent opportunities for profitable activities in our existing lines of business while adding another dimension to our future potential.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time the Company is involved in litigation arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, from lawsuits currently pending would not materially affect the Company's financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      The Company's common stock trades on the NASDAQ National Market under the symbol "ARCH". The following table sets forth the high and low prices of the Company's stock as reported by NASDAQ for the period from January 1, 1995, through December 31, 1996. These price quotations represent prices between dealers, do not include retail mark ups, mark downs, commissions or other adjustments and do not necessarily represent actual transactions. On
February 28, 1997, the closing price for the Company's common stock was $2-9/16.

                                            1996                                          1995
                                ----------------------------                 -------------------------------
            Period                 High              Low                       High                  Low
                                ---------         ----------                 ---------             ---------
            lst quarter         $ 2-15/16         $ 1-15/16                  $ 2-3/16              $1-11/16
            2nd quarter           2-11/16           2                          2-15/16              1-3/4
            3rd quarter           2-3/4             1-11/16                    3-1/16               2-1/4
            4th quarter           3-1/32            2-1/4                      2-11/16              1-11/16

         There were approximately 1,550 shareholders of record as of December 31, 1996.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial information set forth below was derived from the consolidated financial statements of the Company included in this report (see
Item 8) and should be read in conjunction with them and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                   Year Ended December 31,
                                -----------------------------------------------------
(In Thousands)                     1996       1995       1994        1993       1992
                                ---------  ---------  ----------  ---------  --------
OPERATING DATA:
--------------

Operating revenues (1)            $99,926    $66,590     $82,696    $44,148    $7,226

Exploration expense                   593        898       1,641        157        24


Net income (loss)                   3,022       (164)     (1,830)       176        68

Preferred stock dividends           1,600      1,600         311          -         -

Net income (loss) available
     per common share                 .08       (.10)       (.12)       .01         -

Weighted average common and
     common equivalent shares
     outstanding                   17,246     17,195      17,244     17,142    16,884

BALANCE SHEET DATA:
------------------

Total assets                     $101,039    $79,672     $78,025    $51,069   $40,993

Deferred revenue                   12,528     16,037      20,690     21,499    23,559

Long-term debt                     30,134     17,821       9,632      6,500         -

Convertible subordinated notes      5,000      5,000       5,000          -         -

Convertible preferred stock        20,000     20,000      20,000          -         -

Shareholders' equity                9,065      7,595       9,490     11,679    11,855

No cash dividends have been paid on common stock since inception. See Note 6 of the accompanying consolidated financial statements for discussion of restriction on common stock dividends.

(1) - Operating revenues for 1996 include a gain of $1,037,000 from the sale of certain oil and gas properties. See Note 2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         With the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties including, but not limited to, oil and gas price fluctuations, economic conditions, reserve estimates, interest rate flucuations, the regulatory and political environments, estimated volumes of gas to be delivered pursuant to the volumetric production payment and other risks indicated in filings with the Securities and Exchange Commission.

         The Company operates in an industry that is subject to volatile prices for its products. Cash flows from operations may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control.

         The following review of operations for the years ended December 31, 1996, 1995 and 1994 should be read in conjunction with the consolidated financial statements presented elsewhere.

CAPITAL RESOURCES AND LIQUIDITY

Financial Position. At December 31, 1996 the Company's total assets increased to $101.0 million from $79.7 million at December 31, 1995. Oil and gas properties increased $9.4 million as a result of the APL Canadian acquisition and $7.9 million as a result of development drilling as well as the recompletion of existing wells, chiefly in New Mexico. The Company's working capital ratio was
1.04 and 0.91 at December 31, 1996 and 1995, respectively.

         On February 20, 1996, the Company entered into two new bank credit facilities: the Third Restated Revolving Credit Loan Agreement among the Company and Bank One, Texas, N.A., the Agent bank and other banks (the "Domestic Revolver") and through its new 100% - owned subsidiary, Trax (now APL), the Credit Agreement among APL and Bank of Montreal, the Canadian Agent bank (the "Canadian Revolver"). The two credit facilities are separate bank revolvers. The consolidated borrowing base was increased to $35,000,000 from $30,000,000 by amendment to the revolvers on March 1, 1997 and the maturity date of the revolvers was extended from May 1, 1997 to May 1, 1998.

         The Domestic Revolver is a modification of the Company's former revolver with Bank One, Texas, N.A. and its participant, the Bank of Scotland. The principal changes to the former revolver were the inclusion of the Bank of Montreal as an additional participant and the introduction of certain language, terms and concepts such that the Domestic Revolver and the Canadian Revolver will be accommodated in pari passu sharing and general administration. This facility amends, restates and supersedes in its entirety the former revolver. The facility remains at $50,000,000 and the current domestic borrowing base is at $31,000,000. The security collateral requirements and the bank covenants and default provisions are essentially unchanged from the former revolver. The borrowing base is the amount that the bank commits to loan to the Company based on the designated loan value established by the bank at its sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Domestic Revolver. The borrowing base is reviewed semiannually by the bank at their discretion.

         The Canadian Revolver is similar to the Domestic Revolver in all significant aspects. The loans under the Canadian Revolver are guaranteed by the Company ("the Guaranty") and are secured by, among other things, a first lien on 65% of the issued and outstanding shares of Northern Arch Resources Ltd.'s ("Northern Arch") common stock and a first lien on the oil and gas properties of the Company which serve as security in the Domestic Revolver. Northern Arch is a 100% owned Canadian subsidiary of the Company that owns 100% of the APL common stock. The Guaranty is intended to rank pari passu with the Company's obligations under the Domestic Revolver.

         The facility's commitment is U.S. $14,000,000 and the current Canadian borrowing base is U.S. $4,000,000.The borrowing base is the loan value determined by the Canadian Agent bank in its sole discretion based on its calculations of value of borrowing base properties utilizing current and customary procedures and standards for petroleum industry customers. The proceeds of each advance may be used to acquire additional borrowing base properties, to drill and recomplete oil and gas wells and for general corporate purposes.

         The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994 (last amended September 30, 1994, the first amendment), is a separate facility and provided Onyx with $5.0 million. The unpaid principal ($2,501,000 at December 31, 1996), is payable in eighteen quarterly installments ending on March 31, 1999. Current maturities of the Onyx Note total $1.1 million at December 31, 1996. The Onyx Note is collateralized by certain of Onyx's pipelines, gathering facilities and related transportation contracts. In addition, the Onyx Note is guaranteed by the Company.

         The Domestic Revolver, Canadian Revolver and Onyx Note each contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to net worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company and Onyx are currently in compliance with the loan agreements. Neither the Company nor Onyx has any other unused lines of credit.

         On October 20, 1994, the Company sold in a private placement (the "Placement") 727,273 shares of its 8% Exchangeable Convertible Preferred Stock having a liquidation preference of $20,000,000 and $5,000,000 of Convertible Subordinated Notes. The Preferred Stock accrues annual dividends at the rate of $2.20 per share. Dividends are payable semiannually and commenced April 20, 1995. During 1996 the Company paid $1,600,000 in dividends. The Notes bear interest at 9.75%. Interest on the unpaid principal balance of the Notes is payable quarterly and commenced January 20, 1995. During 1996 the Company paid $488,000 in interest. Gross proceeds from the Placement were used to pay down the Company's bank debt existing at that time.

         The volumetric production payment sale to Enron on December 1, 1992 generated $24.3 million cash. The proceeds of the sale were first used to retire all $16.1 million of bank debt outstanding at that time. The proceeds from the production payment sale, less origination fees and revenue recognized as of December 31, 1992, were recorded as deferred revenue of $23.6 million. This revenue is recognized as the gas reserves (originally 17.9 Bcf) are produced and delivered to Enron. The Company recorded revenues of $2.3 million, $3.5 million and $0.2 million on deliveries of 2.8 Bcf, 3.1 Bcf and 0.5 Bcf during 1996, 1995 and 1994, respectively. The Company does not benefit or suffer from any future increases or decreases in gas prices with respect to the production payment volumes delivered according to the original production payment delivery schedule. The Company is responsible for all costs of production, development and marketing of the dedicated gas.

         The Company has remitted approximately $1.2 million, $1.2 million and $0.6 million to Enron during 1996, 1995 and 1994, respectively, as provided by the agreement as discussed in Note 4 to the consolidated financial statements. These payments, which are provided by a portion of the proceeds from the sale of allowable oil and casing head gas, as well as from gas produced in excess of the scheduled production payment volumes from Keystone and which were in lieu of natural gas volumes deliveries, did not materially impact the Company's operations. Pursuant to the agreement, the remedies for under deliveries are confined to sales from Company operated properties in Keystone. Cashflows are impacted to the extent of the actual monthly oil and gas sales from that field. Effective February 1, 1995, the RRC amended its interim order issued in May 1993 and implemented a system of field-wide allowables which allowed the Company to fully meet its scheduled delivery of volumes under the production payment agreement and reduce the dollar obligation ("Remedy Adjustment") related to the previous under deliveries. However, during 1995 the RRC once again restricted the allowables thereby impeding the Company's ability to meet its scheduled deliveries. There can be no assurance that the RRC will issue orders which would allow production to resume at a rate to meet scheduled deliveries and reduce the Remedy Adjustment. The amount of additional volumes, if any, which will be necessary to satisfy the Remedy Adjustment is dependent upon future gas prices.

Sources and Uses of Capital Resources. In 1996 the Company's chief sources of funds were $11.1 million (net) from its bank credit facilities and $6.7 million from operations (excluding production payment remedy adjustment). These funds were used to: purchase its Canadian subsidiary, APL, for $7.6 million, to drill new wells and develop existing leases domestically and in APL for a total of $7.9 million, to pay $1.6 million of preferred stock dividends and to fund $1.8 million in working capital changes.

         In 1995 the Company's principal sources of funds were $8.2 million
(net) from its bank credit facilities and $2.0 million from operations (excluding production payment remedy adjustment). These funds were consumed by: funding $6.1 million for development of existing properties in New Mexico and Texas and providing $1.8 million to financing activities including $1.6 million in preferred stock dividends and $0.2 million for treasury shares.

         In 1994 the Company's significant sources of funds were $25.0 million from the Placement and $32.9 million in borrowings from its debt facilities. These funds were utilized to: retire $28.7 million in bank debt, fund $18.7 million in developed and undeveloped oil and gas property acquisitions, fund $5.8 million in development of existing properties in New Mexico and Texas, including the Keystone Ellenburger Field properties, fund $2.9 million in pipeline acquisition and construction costs and fund $1.6 million of the Company's 3-D seismic activities in Stonewall County and the Panhandle of Texas.

         The deferred revenue associated with the production payment is recognized as the dedicated gas is delivered to Enron. In May 1993 the RRC amended the field rules for Keystone reducing the allowable production. Subsequent to this ruling, until February 1995 the Company was not able to produce enough gas to satisfy the monthly delivery obligations to Enron. This created a gas delivery deficiency under the volumetric production payment.

         The Keystone Ellenburger Field is operated by three operators, including the Company. For at least two decades this field has been produced at certain allowable rates, under rules established by the RRC, so as to maximize the economic recovery of oil before the vast reserves of natural gas are produced. There had arisen a difference of opinion among the operators in prior years concerning the appropriate rules necessary to maximize the economic recovery of oil and natural gas reserves in the field. Effective February 1, 1995, the RRC amended its interim order and established a system of field-wide allowables which allowed the Company to produce and sell approximately 20.2 million cubic feet (16.0 million, net) of natural gas per day from its operated leases in Keystone. The Company resumed full scheduled natural gas volume deliveries under the existing production payment agreement. Approximately 9.0 million cubic feet of the natural gas produced each day from Company operated leases was delivered to Enron. Proceeds from the sale of a portion of the remaining net volumes is being used to offset past delivery volume deficiencies.

         In November 1995 the operators of Keystone agreed (with the RRC's approval) to reduce, by approximately one-half, the daily production from the field. This modification to field allowables was designed to provide the operators with additional information concerning the reservoir dynamics. The Company's net production from operated and nonoperated leases is now approximately 9.7 million cubic feet of natural gas per day. This curtailment continues to impact the Company's scheduled deliveries under the production payment agreement, and accordingly, additional volume delivery deficiencies are occurring. As a result of the deficiency arising from the curtailment, the Company will be unable to satisfy all of the scheduled deliveries by the end of the contract in July 1998. Under the terms of provisions in the production payment agreement the Company must satisfy the deficiency from the remaining volumes from Keystone. As such, the Company will continue to recognize revenue over the total volumes to be delivered pursuant to the production payment agreement. See Note 4 to the Company's Consolidated Financial Statements.

         The Company was successful drilling new wells (developmental and exploratory) and recompleting existing wells in 1996. This coming year the Company has budgeted $15 million to its oil and gas capital expenditures program. Domestically, the Company continues its very successful infill drilling program in Lea County, New Mexico. Twenty-eight new wells and twelve recompletions command expenditures of $7.7 million to the Company's interest. This area continues to lead the Company's growth both in production and additional reserves. In total, current plans call for drilling more than fifty new wells and recompleting more than twenty-five existing wells in the United States for approximately $10.8 million.

         The Company was equally successful in 1996 in its exploratory drilling efforts by its 100% owned Canadian subsidiary, APL. Accordingly, current plans include twenty new wells for approximately $4.2 million. APL also increased its acreage positions and expanded its 3-D seismic coverage in 1996.

         The Company's pipeline subsidiaries also anticipate expansion and growth opportunities in the coming year. In addition to the existing businesses of gas transportation and marketing, our subsidiaries are evaluating participation in several power generation projects. Most of these projects represent opportunities for profitable activities in our existing lines of business while adding another dimension to our future potential.

         The Company believes it has sufficient cash flows and borrowing base in the Revolvers to fund its anticipated drilling, development and acquisition programs for 1997 as well as its debt service and preferred stock dividend requirements. Additionally, the Company expects to meet its current operating cash requirements from cash flows provided by current operations. Management believes that the Company can continue to generate, or obtain through other alternatives, resources sufficient to meet cash requirements for future acquisition opportunities.

RESULTS OF OPERATIONS

                   Year ended December 31, 1996 compared to
                   ----------------------------------------
                         year ended December 31, 1995
                         ----------------------------

         The Company recorded net income before dividends of $3,022,000 in 1996 as compared to a net loss of $164,000 before dividends in 1995. Net income increased due to higher oil and gas sales and improved margins on pipeline sales. In addition, the Company recognized a pre-tax gain of $1,037,000 on the sale of certain oil and gas properties located in West Texas, in April 1996. There was also a corresponding increase in almost all categories of costs and expenses.

         Pipeline sales increased $25,060,000 in 1996 as compared to 1995, but were offset by an increase in natural gas purchases of $24,859,000. The increase in sales and purchases is due primarily to the increase in the cost of gas which averaged $2.19 in 1996 as compared to $1.52 in 1995. During 1996 natural gas was sold at an average price of $2.38 as compared to $1.58 in 1995. Gross margin increased by $600,000 in 1996 to $3,300,000.

         Revenues from oil and gas sales increased $7,369,000 in 1996 as compared to 1995. Oil and gas revenues attributable to APL were $2,425,000 during 1996. Increased production from the New Mexico properties as a result of the development and exploitation program and higher average oil and gas prices also contributed to the increase in sales. Oil production increased to 580,000 barrels in 1996 as compared to 382,000 barrels in 1995, resulting in a $3,414,000 increase in sales. The increase in oil production is due to the Company's successful drilling and development program in New Mexico as well as the APL production (120,000 barrels). The average price received for oil was $21.02 in 1996 as compared to $17.28 in 1995, resulting in a $2,163,000 increase in sales. Gas production in 1996 decreased to 6,749,000 Mcf as compared to 7,383,000 Mcf in 1995, resulting in a $840,000 decrease in sales. The decrease in gas production is attributable primarily to the reduced allowable production from the Keystone Ellenburger field. The average price received for gas increased to $1.72 in 1996 as compared to $1.32 in 1995, resulting in a $2,629,000 increase in sales. The average price received for gas excluding certain production payment volumes was $2.32 in 1996.

         Lease operating expenses ("LOE") related to oil and gas properties increased $905,000 primarily as a result of the addition of the APL operations. APL LOE was $699,000 during 1996. The new wells successfully completed in New Mexico also added to LOE. Lifting costs per equivalent barrel (including APL operations) increased in 1996 to $4.74 from $4.45 in 1995. Exploration expense decreased $305,000 in 1996 as compared to 1995. Depletion, depreciation and amortization ("DD&A") increased $1,515,000 in 1996 as a result of increased production, primarily from the New Mexico operations, as well as the added APL operations. APL DD&A was $1,139,000 in 1996.

         The Company continues to evaluate the acreage associated with its Stratford and Double Mountain prospects. To perform its evaluation, management considered its previous drilling results, its future drilling plans for the prospects, farm outs to date, drilling activity surrounding the acreage and the future expiration of the related lease options. Based upon this review and the fact the lease options primarily begin to expire in 1998, management considered it prudent to establish a reserve for impairment totaling $75,000 during 1996. However, management still considers these prospects to be viable prospects for the Company and will continue to evaluate the feasability of these prospects during 1997.

         General and administrative expenses increased $852,000 in 1996 as compared to 1995, as a result of increased personnel costs and the addition of APL. APL general and administrative expense was $589,000 in 1996. Interest expense increased $992,000 as a result of the increased outstanding bank debt during 1996.

         For the years ended December 31, 1996, 1995 and 1994, the Company recorded a provision (benefit) for income taxes of $1,438,000, ($86,000) and ($941,000) respectively, resulting in effective tax rates of 32.3%, (34.0%) and (34.0%). The Company's provision for income taxes was less than the statutory federal rate of 34% due to statutory depletion deductions. The Company also recognized a deferred tax asset related to its Canadian subsidiary (APL). No valuation allowance was provided against this deferred tax asset since it is management's belief that it is more likely than not that this deferred tax asset will be utilized. See Note 7 to the Company's Consolidated Financial Statements

                   Year ended December 31, 1995 compared to
                   ----------------------------------------
                         year ended December 31, 1994
                         ----------------------------

         The Company recorded a net loss before dividends of $164,000 in 1995 as compared to a net loss before dividends of $1,830,000 in 1994. The net loss before dividends decreased $1,666,000 resulting from increased oil and gas sales and improved margins on pipeline sales and a decrease in exploration expense.

         Pipeline sales decreased $24,276,000 in 1995 as compared to 1994, and were offset by a corresponding decrease in natural gas purchases and operations of $25,806,000 for an overall net margin increase of $1,530,000. Natural gas volumes sold decreased 8,700,000 MMBtu in 1995 as compared to 1994. During 1994 gas was delivered to a major customer under a short-term contract that expired during 1994 and was not renewed. There were also less spot sales of gas during 1995 as compared to 1994. Both of these factors contributed to the decline in volumes sold. During 1995 natural gas was purchased at an average price of $1.52 and sold at an average price of $1.58. During 1994 gas was bought and sold at an average price of $1.82 and $1.86, respectively. Gross margin increased by $1,530,000 in 1995 to $2,390,000.

         Revenues from oil and gas sales increased $7,649,000 in 1995 as compared to 1994, as a result of increased gas production from Keystone and increased production from the New Mexico properties as a result of the development program in New Mexico and a full year of production as compared to 1994. Additionally, revenues were impacted by an increase in average oil prices and a decrease in average gas prices. Gas production in 1995 increased to 7,383,000 Mcf as compared to 2,489,000 Mcf in 1994, resulting in a $8,192,000 increase in sales. The average price received for gas was $1.32 in 1995 as compared to $1.67 in 1994, resulting in a $2,578,000 decrease in sales. The average price of gas, excluding certain production payment volumes, was $1.47 in 1995. Gas production increased primarily as a result of the RRC's amended order effective February 1, 1995, allowing the Company to produce approximately 18.1 million cubic feet of natural gas per day (net to its interest) from its operated and non-operated leases in Keystone. Oil production increased to 382,000 barrels in 1995 as compared to 281,000 barrels in 1994, resulting in a $1,630,000 increase in sales. The increase in oil production is due to the Company's successful drilling and development program in New Mexico and a full year of production from these properties. The average price received for oil increased to $17.28 in 1995 as compared to $16.18 in 1994, resulting in a $422,000 increase in sales.

         LOE related to oil and gas properties increased $3,649,000 in 1995 as compared to 1994, primarily as a result of the amended RRC order affecting Keystone and the increased operations in New Mexico. As a result of the RRC's amended order effective February 1, 1995, the Company ceased capitalizing the water lifting program costs and is charging these costs to LOE as incurred. Lifting costs per equivalent barrel decreased to $4.45 in 1995 as compared to $5.07 in 1994, as a result of the increased oil and gas production. Exploration expense decreased $743,000 in 1995 as compared to 1994. During 1994 the Company incurred significant costs related to the early stages of a 3-D seismic program. Depletion, depreciation and amortization increased $2,482,000 in 1995 primarily as a result of the increased oil and gas production and investment in producing properties.

         General and administrative expenses increased $591,000 in 1995 as compared to 1994, reflecting higher personnel costs.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ARCH PETROLEUM INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                                                                              Page
                                                                                                                              ----
Report of Independent Accountants..........................................................................................    18

Consolidated Balance Sheets at December 31, 1996 and 1995..................................................................    19

Consolidated Statements of Operations for years ended December 31,

         1996, 1995 and 1994 ..............................................................................................    21

Consolidated Statements of Changes in Shareholders' Equity for

         years ended December 31, 1996, 1995 and 1994 .....................................................................    22

Consolidated Statements of Cash Flows for years ended December 31,

         1996, 1995 and 1994 ..............................................................................................    23

Notes to Consolidated Financial Statements.................................................................................    24

Unaudited Supplemental Oil and Gas Disclosures.............................................................................    37

Index to Exhibits..........................................................................................................    43

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Arch Petroleum Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Arch Petroleum Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Fort Worth, Texas
March 25, 1997

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,          December 31,
                                                                                               1996                  1995
                                                                                        ------------------    ------------------
ASSETS

Current Assets:
      Cash and cash equivalents                                                         $        3,192,000    $        2,574,000
      Accounts receivable - trade                                                               15,948,000             6,986,000
      Accounts receivable - related parties                                                        275,000                 -
      Prepaid expenses and other                                                                   968,000               542,000
                                                                                        ------------------    ------------------
           Total current assets                                                                 20,383,000            10,102,000

Property and Equipment, at cost:
      Oil and gas properties accounted for
           by successful efforts method                                                         81,620,000            66,375,000
      Natural gas pipelines                                                                     12,361,000            11,448,000
      Furniture, fixtures and other equipment                                                    1,038,000               957,000
                                                                                        ------------------    ------------------
                                                                                                95,019,000            78,780,000
      Less accumulated depletion,
           depreciation and amortization                                                        19,617,000            12,968,000
                                                                                        ------------------    ------------------
           Net property and equipment                                                           75,402,000            65,812,000

Accounts receivable - related parties                                                            1,551,000               939,000
Notes receivable - related parties                                                               1,759,000             1,645,000
Deferred income taxes                                                                              705,000                -
Other                                                                                            1,239,000             1,174,000
                                                                                        ------------------    ------------------
                                                                                        $      101,039,000    $       79,672,000
                                                                                        ==================    ==================


  The accompanying notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,          December 31,
                                                                                               1996                  1995
                                                                                        ------------------    ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                                  $       16,253,000    $        9,552,000
      Accounts payable - related parties                                                         1,911,000                75,000
      Current maturities of long-term debt                                                       1,119,000             1,111,000
      Preferred stock dividends payable                                                            311,000               311,000
                                                                                        ------------------    ------------------
           Total current liabilities                                                            19,594,000            11,049,000

Long-term debt, less current maturities                                                         30,134,000            17,821,000
Deferred revenue                                                                                12,528,000            16,037,000
Convertible subordinated notes                                                                   5,000,000             5,000,000
Deferred federal income taxes                                                                    3,450,000             1,711,000
Other liabilities                                                                                  186,000                -
Minority interest in consolidated subsidiaries                                                   1,082,000               459,000

Exchangeable convertible preferred stock, $.01 par value,
      727,273 shares authorized, issued and outstanding                                         20,000,000            20,000,000

Shareholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized, 727,273 issued as exchangeable convertible
           preferred stock                                                                          -                     -
      Common stock, $.01 par value, 50,000,000 shares authorized,
           17,271,804 and 17,141,404 shares issued and outstanding,
           respectively                                                                            172,000               172,000

      Additional paid-in capital                                                                 6,012,000             5,944,000

      Employee notes for stock purchases                                                        (1,022,000)             (965,000)

      Treasury stock, 100,000 shares                                                              (206,000)             (206,000)

      Cumulative translation adjustment                                                             37,000                -

      Retained earnings                                                                          4,072,000             2,650,000
                                                                                        ------------------    ------------------
           Total shareholders' equity                                                            9,065,000             7,595,000

Commitments and contingencies (Note 10)                                                 ------------------    ------------------
                                                                                        $      101,039,000    $       79,672,000
                                                                                        ==================    ==================

  The accompanying notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Year Ended December 31,
                                                     ------------------------------------------
                                                         1996           1995            1994
                                                     -----------   ------------    ------------
Revenues:
     Oil and gas sales                               $23,748,000   $ 16,379,000    $  8,730,000
     Pipeline sales                                   74,309,000     49,249,000      73,525,000
     Interest and other                                  832,000        962,000         441,000
     Gain on sale of properties                        1,037,000              -               -
                                                     -----------   ------------    ------------
                                                      99,926,000     66,590,000      82,696,000
Costs and Expenses:
     Oil and gas lease operations                      8,081,000      7,176,000       3,527,000
     Natural gas purchases and pipeline operations    71,309,000     46,859,000      72,665,000
     Exploration                                         593,000        898,000       1,641,000
     Depletion, depreciation and amortization          6,904,000      5,389,000       2,907,000
     General and administrative                        5,060,000      4,208,000       3,617,000
     Interest                                          2,857,000      1,865,000       1,634,000
     Foreign currency transaction loss                    40,000              -               -
     Minority interest in income (loss) of
         consolidated subsidiaries                       622,000        445,000        (524,000)
                                                     -----------   ------------    ------------
                                                      95,466,000     66,840,000      85,467,000
                                                     -----------   ------------    ------------

Income (loss) before income taxes and dividends        4,460,000       (250,000)     (2,771,000)

Deferred federal income tax expense (benefit)          1,438,000        (86,000)       (941,000)
                                                     -----------   ------------    ------------

Net income (loss)                                      3,022,000       (164,000)     (1,830,000)

Dividends on preferred stock                           1,600,000      1,600,000         311,000
                                                     -----------   ------------    ------------
Net income (loss) available to
     common shareholders                             $ 1,422,000   $ (1,764,000)   $ (2,141,000)
                                                     ===========   ============    ============
Net income (loss) available
     per common share                                $      0.08   $      (0.10)   $      (0.12)
                                                     ===========   ============    ============
Weighted average common and
     common equivalent shares outstanding             17,246,000     17,195,000      17,244,000
                                                     ===========   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Year Ended December 31, 1996, 1995 and 1994

                                                                                    Employee
                                                           Additional                 Notes    Cumulative
                               Common    Treasury  Common    Paid-in    Treasury    for Stock  Translation  Retained   Shareholders'

                               Shares    Shares    Stock     Capital      Stock     Purchases  Adjustment   Earnings        Equity
                            ---------- ---------  -------- ----------- ------------ ---------- -----------  ---------- -------------

Balance -
     December 31, 1993      17,181,848     -     $ 171,000 $ 5,801,000  $      -    $ (848,000)  $    -     $6,555,000  $11,679,000

Exercise of stock options        4,556               1,000       8,000         -          -           -           -           9,000
Preferred stock dividends         -        -          -           -            -          -           -       (311,000)    (311,000)
Interest on employee notes        -        -          -           -            -       (57,000)       -           -         (57,000)
Net loss                          -        -          -           -            -          -           -     (1,830,000)  (1,830,000)
                           ----------- ---------  --------- ---------- -----------  ---------- -----------  ---------- ------------

Balance -
     December 31, 1994      17,186,404     -       172,000   5,809,000         -      (905,000)       -      4,414,000    9,490,000

Preferred stock dividends         -        -          -           -            -          -           -     (1,600,000)  (1,600,000)
Purchase of treasury shares       -      100,000      -           -       (206,000)       -           -           -        (206,000)
Issue common stock as
     compensation               30,000     -          -         60,000         -          -           -           -          60,000
Issue common stock for
     interest in subsidiary     25,000     -          -         75,000         -          -           -           -          75,000
 Repayment of employee
     note receivable              -        -          -           -            -        14,000        -           -          14,000
Interest on employee notes        -        -          -           -            -       (74,000)       -           -         (74,000)
Net loss                          -        -          -           -            -          -           -       (164,000)    (164,000)
                           ----------- ---------  --------- ---------- -----------  ---------- -----------  ---------- ------------

Balance -
     December 31, 1995      17,241,404   100,000   172,000   5,944,000    (206,000)   (965,000)       -      2,650,000    7,595,000

Preferred stock dividends         -        -          -           -            -          -           -     (1,600,000)  (1,600,000)
Exercise of stock options          400     -          -          1,000         -          -           -           -           1,000
Issue common stock as
     compensation               30,000     -          -         67,000         -          -           -           -          67,000
Interest on employee notes        -        -          -           -            -       (57,000)       -           -         (57,000)
Translation adjustment            -        -          -           -            -          -         37,000        -          37,000
Net income                        -        -          -           -            -          -           -      3,022,000    3,022,000
                           ----------- ---------  --------- ---------- -----------  ---------- -----------  ---------- ------------
Balance -
     December 31, 1996      17,271,804   100,000 $ 172,000 $ 6,012,000  $ (206,000) $(1,022,000) $   37,000 $ 4,072,000 $  9,065,000
                           =========== =========  ========= ========== ===========   ========== ===========  ========== ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                  --------------------------------------------------------------
                                                                         1996                  1995                  1994
                                                                  ------------------   -------------------    ------------------
Cash flows from operating activities:
     Net income (loss)                                            $        3,022,000    $         (164,000)   $       (1,830,000)
     Adjustments to reconcile to net cash
         provided (used) by operations:
         Depletion, depreciation and amortization                          6,904,000             5,389,000             2,907,000
         Deferred taxes                                                    1,438,000               (86,000)             (941,000)
         Deferred revenue                                                 (2,309,000)           (3,457,000)             (235,000)
         Interest on notes receivable and other                             (213,000)             (198,000)             (133,000)
         Issue common shares for compensation                                 64,000                35,000                -
         Minority interest in net income (loss)
              of consolidated subsidiaries                                   622,000               445,000              (524,000)
         Foreign currency transaction loss                                    40,000                -                     -
         Gain on sale of properties                                       (1,037,000)               -                     -
                                                                  ------------------    ------------------    ------------------
                                                                           8,531,000             1,964,000              (756,000)

     Change in accounts receivable                                        (8,266,000)              319,000              (673,000)
     Change in other current assets                                         (406,000)               93,000              (317,000)
     Change in accounts receivable - related parties                        (612,000)               -                     -
     Change in accounts payable and other current liabilities              7,466,000              (352,000)            1,491,000
     Production payment remedy adjustment                                 (1,200,000)           (1,196,000)             (574,000)
                                                                  ------------------    ------------------    ------------------

Net operating cash flows                                                   5,513,000               828,000              (829,000)
                                                                  ------------------    ------------------    ------------------

Cash flows from investing activities:
     Capital expenditures                                                 (8,947,000)           (6,088,000)          (27,443,000)
     Proceeds from sale of properties                                      1,601,000                -                     -
     Notes receivable and other assets                                      (181,000)             (101,000)              (15,000)
     Acquisition of subsidiary                                            (7,645,000)               -                     -
                                                                  ------------------    ------------------    ------------------

Net investing cash flows                                                 (15,172,000)           (6,189,000)          (27,458,000)
                                                                  ------------------    ------------------    ------------------

Cash flows from financing activities:
     Proceeds from bank borrowings                                        26,504,000            11,800,000            32,921,000
     Proceeds from preferred stock sale                                       -                     -                 20,000,000
     Proceeds from subordinated debt sale                                     -                     -                  5,000,000
     Proceeds from note payable - minority interestholder                    744,000                -                     -
     Payments of bank debt                                               (15,371,000)           (3,612,000)          (28,678,000)
     Debt issue costs                                                         -                     -                   (916,000)
     Purchase of treasury shares from related party                           -                   (206,000)               -
     Preferred stock dividends                                            (1,600,000)           (1,600,000)               -
     Other                                                                    -                     -                    (66,000)
                                                                  ------------------    ------------------    ------------------

Net financing cash flows                                                  10,277,000             6,382,000            28,261,000
                                                                  ------------------    ------------------    ------------------

Change in cash and cash equivalents                                          618,000             1,021,000               (26,000)

Cash and cash equivalents at beginning of period                           2,574,000             1,553,000             1,579,000
                                                                  ------------------    ------------------    ------------------

Cash and cash equivalents at end of period                        $        3,192,000    $        2,574,000    $        1,553,000
                                                                  ==================    ==================    ==================

  The accompanying notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                  Notes to Consolidated Financial Statements


1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation:

         Arch Petroleum Inc., a Delaware corporation, (together with its subsidiaries,"the Company") engages primarily in oil and natural gas exploration, development, production, transportation and marketing in the Southwestern United States and Western Canada. The Company is also active in the acquisition of interests in oil and gas leases, both producing and non-producing. Threshold Development Company ("TDC"), an oil and gas exploration company, owns approximately 15.5% of the Company's common stock as of December 31, 1996. Two of TDC's shareholders are also officers and directors of the Company.

         On January 31, 1996, the Company acquired Trax Petroleums Ltd., which was subsequently renamed Arch Petroleum Limited ("APL") effective March 31, 1997. See Note 3 "Acquisition of Trax Petroleums Ltd.". The Company's consolidated financial statements include the results of APL from the January 31, 1996 acquisition date.

         In a special meeting on January 31, 1995, the Company's shareholders approved an amendment to the Company's articles of incorporation whereby the number of authorized shares of the Company's capital stock was increased from 26,000,000 shares to 51,000,000 shares. Common stock is designated for 50,000,000 shares and preferred stock is designated for the remaining 1,000,000 shares. The Company has reserved 9,090,909 shares of common stock for issuance upon conversion of the securities in the Placement (see Note 6), if necessary, and has also reserved 319,300 shares of common stock for issuance upon exercise of options under its current incentive stock option plan.

         The consolidated financial statements include the accounts of the Company and its subsidiaries: APL, a Canadian company, wholly-owned, Arch Production Company, wholly-owned; Saginaw Pipeline Company, L.C. ("Saginaw") and Industrial Natural Gas, L.C. ("ING"), 95% membership interest; and Onyx Pipeline Company, L.C., Onyx Gathering Company, L.C. and Onyx Gas Marketing Company, L.C. (all together, "Onyx"), 50% membership interest. All significant intercompany balances and transactions are eliminated.

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

Supplemental Cash Flow Information:

         Cash paid for interest was $2,731,000, $1,466,000, and $1,638,000 during 1996, 1995, and 1994, respectively. During 1996, the Company issued stock as compensation to a third party totaling $64,000. During 1996, 1995 and 1994 the Company paid no income taxes.

Revenue Recognition:

         The Company recognizes revenues as quantities of oil and gas are sold or volumes of gas are transported, and utilizes the entitlement method of accounting for oil and gas imbalances. Under this method the oil and gas segment recognizes revenue for its proportionate share of volumes sold. Any over-produced amount is recorded as deferred revenue and any under-produced amount is recorded as current revenue and revenue receivable. The Company had no significant over or under-produced positions as of December 31, 1996 and 1995.

         The natural gas pipeline segment also utilizes the entitlement method, recognizing a receivable or payable for over or underdelivered volumes, as applicable. As of December 31, 1996 and 1995, the Company had net imbalance receivables of $298,000 and $192,000 respectively.

Foreign Currency Translation:

         Asset and liability accounts of APL are translated at year-end or historical rates of exchange and revenue and expenses of APL are translated at average exchange rates prevailing during the year. Translation gains and losses related to net assets located outside the United States are shown as a separate component of shareholders' equity. The Canadian dollar is the functional currency of APL and currency transaction gains and losses are recorded in income. Transaction losses were approximately $40,000 in 1996.

Cash and Cash Equivalents:

         Cash and cash equivalents consist of cash in banks and cash investments in immediately available interest bearing accounts.

Property and Equipment:

         The Company follows the successful efforts method of accounting for costs incurred in oil and gas exploration and development operations, all of which are conducted in the United States and Western Canada. Under this method, the Company capitalizes all costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells which discover proved reserves, and to drill and equip development wells. Exploration costs, including geological and geophysical costs, delay rentals and exploratory dry holes, are charged to expense when incurred. The Company does not capitalize internal costs such as salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties or any other directly identifiable general and administrative costs associated with such activities.

         Under the successful efforts method all costs capitalized are aggregated on an area basis and depleted using the units-of-production method based upon proved reserves as estimated by independent petroleum engineers.

         Interest is capitalized in accordance with the guidelines established in SFAS No. 34, "Capitalization of Interest Cost", during the periods of drilling (or preparation for drilling) and completing of wells or construction of natural gas pipelines. Interest of $32,000 and $127,000 was capitalized for the years ended December 31, 1995 and 1994, respectively. No interest was capitalized in 1996.

         Costs of unproved properties that are individually significant are evaluated at least annually for impairment of net book value. An impairment reserve of $75,000 was provided in 1996.

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

Impairment of Assets:

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which had no impact upon the Company's financial condition or results of operations. As required, the Company evaluates the realizability of its long-lived assets based upon expectations of undiscounted cash flows before interest. An impairment loss is recognized if the sum of the undiscounted cash flows from the use of the asset is less than the book value of the asset. Generally, the amount of impairment loss is measured as the difference between the net book value and the estimated fair value of the assets.

Keystone Ellenburger Field

         In May 1993 the Railroad Commission of Texas ("RRC") amended the field rules regarding formation water production in the Keystone Ellenburger Field ("Keystone") in Winkler County, Texas. Subsequent to this ruling and until February 1995 the Company produced approximately 18.9 million barrels of formation water, thus earning and accumulating a bonus production allowable of approximately 9.5 million Mcf of natural gas. As a result, the Company incurred high water lifting costs without realizing the related natural gas revenues during that period.

         The water lifting program costs that have been capitalized arise from the recovery, transportation and re-injection of formation water in Keystone. The most significant costs are the following: rental of submersible electric pumps used to produce the formation water, electricity to power the submersible pumps and above-ground injection pumps, water disposal facilities and pipelines. The wells in the water lifting program, as well as the water disposal facilities used to collect and transport the water, are used exclusively for the lifting and reinjection of formation water and are specifically identified by the Company. The water lifting program was encouraged by the RRC to enhance future recovery of oil and gas from this field.

         Concurrent with the new field rules, the Company ceased to capitalize water lifting program costs on January 31, 1995 and commenced amortization of the deferred water production costs as the bonus production allowable is produced. The Company capitalized water production costs of $0.2 million and $3.2 million during 1995 and 1994, respectively, and had deferred $4.6 million and $5.1 million of net water production costs at December 31, 1996 and 1995, respectively. These costs are included in proved oil and gas properties. The Company has amortized approximately $563,000 and $609,000 of the deferred water production costs in 1996 and 1995, respectively.

Net Income Available Per Common Share:

         Net income available per common share is computed by dividing net income (loss) available to common shareholders (net income (loss) reduced by dividends on convertible preferred stock), by the weighted average number of common shares for each period including common stock equivalents, if dilutive. Common stock equivalents consist of stock options. The exchangeable convertible preferred stock and convertible subordinated notes are under the "if converted" method for fully diluted computational purposes. Fully diluted net income (loss) per share is not presented since it is anti-dilutive.

Income Taxes:

         Deferred tax liabilities and assets are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

Stock Based Employee Compensation:

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes accounting and reporting standards for various stock based compensation plans. SFAS No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees". The Company has elected to continue to apply the provisions of Opinion 25. Under Opinion 25, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 requires disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of the statement. See Note 11 "Stock Options".

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

         Exchangeable convertible preferred stock and convertible subordinated notes: In determining the estimated fair value of the Preferred Stock and Notes, the Company used market-based prices of similar securities recently traded. The estimated fair value of the Preferred Stock was $18.8 million at December 31, 1996 and 1995, as compared with the carrying value of $20 million at December 31, 1996 and 1995, respectively. The estimated fair value of the Notes was $4.7 million at December 31, 1996 and 1995, as compared to the carrying value of $5 million at December 31, 1996 and 1995, respectively.

Reclassification:

         Certain amounts in prior years have been reclassified to conform to classifications adopted in 1996.

Concentration of Credit Risk:

         The Company is exposed to credit risk with respect to receivables and related party receivables from entities associated and involved with the oil and gas industry. The Company performs ongoing credit evaluations and generally does not require collateral. The Company's cash and cash equivalents are maintained in major banks. As a result, the Company believes the credit risk in such instruments is minimal.

2.       PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                                                                           December 31,          December 31,
                                                                                               1996                  1995
                                                                                        ------------------    ------------------
Oil and gas properties:
     Unproved properties                                                                $        3,059,000    $          958,000
     Proved properties                                                                          78,561,000            65,417,000
                                                                                        ------------------    ------------------
                                                                                                81,620,000            66,375,000
     Less accumulated depreciation and
         depletion of proved properties                                                         17,821,000            11,658,000
                                                                                        ------------------    ------------------
         Net oil and gas properties                                                             63,799,000            54,717,000

Natural gas pipelines                                                                           12,361,000            11,448,000
     Less accumulated depreciation                                                               1,202,000               786,000
                                                                                        ------------------    ------------------
         Net natural gas pipelines                                                              11,159,000            10,662,000

Furniture, fixtures and other equipment                                                          1,038,000               957,000
     Less accumulated depreciation                                                                 594,000               524,000
                                                                                        ------------------    ------------------
         Net furniture, fixtures and other equipment                                               444,000               433,000
                                                                                        ------------------    ------------------

         Net property and equipment                                                     $       75,402,000    $       65,812,000
                                                                                        ==================    ==================

         Effective April 30, 1996, the Company sold its working and royalty interests in certain oil and gas properties located in West Texas for net proceeds of $1,570,000. The Company recognized a pre-tax gain of $1,037,000 on the sale of the properties.

3.       ACQUISITION OF TRAX PETROLEUMS LIMITED

         Effective January 31, 1996, the Company acquired Trax Petroleums Limited ("Trax"), a Canadian oil and gas exploration and development company headquartered in Calgary, Alberta, Canada. The Company's January 9, 1996, cash offer of Cdn. $0.71 for each of Trax's approximately 14,100,000 shares was accepted by more than 91% of Trax shareholders. Effective February 12, 1996, the Company completed the statutory compulsory acquisition of the remaining shares of Trax through the depository, Montreal Trust Company of Canada. The acquisition of 100% of the common stock of Trax was made through Northern Arch Resources Ltd.("Northern Arch"), a wholly-owned Canadian subsidiary of the Company. The Trax headquarters remains in Calgary. The aggregate acquisition purchase price was approximately $7,645,000 at January 31, 1996. As described in
Note 1, Trax changed its name to Arch Petroleum Limited ("APL") effective March 31, 1997. The Company accounted for the acquisition of APL as a purchase. No goodwill was recorded as the total purchase price was allocated to the net assets of APL.

         The following unaudited pro forma information has been prepared as if the acquisition had occurred at the beginning of each period presented, and is provided for comparative purposes only. The pro forma information presented is not necessarily indicative of the consolidated financial results as they may be in the future or as they might have been for the period had the acquisition been consummated at the beginning of such period.

                                                                        Year ended December 31,
                                                                  -----------------------------------
              (In thousands, except per share data)                    1996                  1995
                                                                  ----------------      -------------
              Revenues                                            $        100,204      $      69,023
              Net income (loss) before dividends                             2,872             (3,223)
              Net income (loss) per common share                              0.07              (0.28)

4.       VOLUMETRIC PRODUCTION PAYMENT AND DEFERRED REVENUE

         On November 30, 1992, the Company closed the sale of a volumetric production payment to Enron Reserve Acquisition Corp. ("Enron") for $24,300,000. The Company contracted to deliver to Enron the equivalent of approximately 17.9 Bcf of natural gas from a certain property in Winkler County, Texas beginning December 1, 1992. The Company is responsible for all costs of production, development and marketing of this dedicated gas. The gas reserves dedicated to Enron on this production payment are excluded from the Unaudited Supplemental Oil and Gas Disclosures herein. The sale was recorded as deferred revenue in 1992, net of transaction fees. The Company recognizes deferred revenue from the production payment as deliveries of production are made. The Company recognized revenues related to the production payment of $2,309,000, $3,457,000 and $235,000 during 1996, 1995 and 1994, respectively. The Company remitted $1,200,000, $1,196,000 and $574,000 to Enron during 1996, 1995 and 1994, respectively, in satisfaction of the Remedy Adjustment discussed below.

     Due to certain rulings by the RRC, the volumes of natural gas that all operators, including the Company, could remove has been limited thereby reducing the volumes of natural gas that the Company had available to deliver to Enron in satisfaction of the production payment agreement. This created a delay in the scheduled volume deliveries. The agreement with Enron provides a mechanism to remedy both under and over delivery of production payment volumes. The under deliveries of production payment volumes are converted into a dollar obligation ("Remedy Adjustment") which is calculated on a monthly basis by multiplying the deficient volumes by the market price of the gas at the end of the month. This Remedy Adjustment is satisfied by the dedication of a portion of the proceeds from oil and casing head gas production and the future proceeds from gas produced from the reservoir in excess of the future scheduled production payment volumes. All of the dedicated gas in the production payment is confined to Company operated properties in Keystone. The original delivery schedule has not been extended.

     At December 31, 1996, the estimated remaining volumes deliverable to Enron under the production payment agreement were 8.7 Bcf of natural gas (including
3.5 Bcf of natural gas attributable to volume delivery delays resulting from limitations imposed by the RRC in prior periods). These gas reserves dedicated to Enron are excluded from the Unaudited Supplemental Oil and Gas Disclosures herein. During 1997, the Company anticipates the RRC will continue to impose production limitations for Keystone which will create additional delays in scheduled volume deliveries. The amount of additional volumes, if any, which will be necessary to satisfy the Remedy Adjustment is dependent upon future gas prices.

         As of December 31, 1996, the estimated annual amortization of the remaining deferred revenue balance based on current economic and regulatory conditions is as follows:

                   1997             $   2,256,000
                   1998                 3,469,000
                   1999                 5,145,000
                   2000                 1,658,000
                                    -------------
                                    $  12,528,000
                                    =============

5.   LONG-TERM DEBT

A summary of long-term debt is as follows:

                                                                              December 31,
                                                                ---------------------------------------
                                                                       1996                  1995
                                                                -----------------     -----------------
Bank credit facilities                                          $      28,009,000     $      15,321,000
Term note                                                               2,500,000             3,611,000
Note payable - minority interest holder                                   744,000                -

         Less current maturities                                        1,119,000             1,111,000
                                                                -----------------     -----------------
                                                                $      30,134,000     $      17,821,000
                                                                =================     =================

         The term note and note payable - minority interest holder mature as follows: 1997 - $1,119,000 (included in current liabilities), 1998 - $1,111,000 and 1999 - $1,022,000. Maturities of the bank credit facilities is discussed below.

         On February 20, 1996, the Company entered into two new bank credit facilities: the Third Restated Revolving Credit Loan Agreement among the Company and Bank One, Texas, N.A., the Agent bank, and other banks (the "Domestic Revolver") and through its new 100% - owed subsidiary, Trax (now APL), the Credit Agreement among APL and Bank of Montreal, the Canadian Agent bank (the "Canadian Revolver"). The consolidated borrowing base was increased to $35,000,000 from $30,000,000 by amendment to both revolvers on March 1, 1997 and the maturity date of the revolvers was extended from May 1, 1997 to May 1, 1998. Each of the revolvers is described briefly, as follows:

         Domestic Revolver
         -----------------

         The Domestic Revolver is a modification of the Company's former revolver with Bank One, Texas, N.A. and its participant, the Bank of Scotland. The principal changes to the former revolver were the inclusion of the Bank of Montreal as an additional participant and the introduction of certain language, terms and concepts such that the Domestic Revolver and the Canadian Revolver will be accommodated in pari passu sharing and general administration. This facility amends, restates and supersedes in its entirety the former revolver.

         The facility's commitment remains at $50,000,000 and the current domestic borrowing base is $31,000,000. The borrowing base is designated the "U.S. Allocated Borrowing Base" to distinguish it from the related "Canadian Allocated Borrowing Base" contained and described in the Canadian Revolver below. As of the first business day of each calendar quarter, so long as no event of default has occurred and is continuing, the Company may allocate all or any portion of its Consolidated Borrowing Base (the U.S., Domestic Revolver borrowing base plus the APL properties, Canadian borrowing base, the "CBB") to the Canadian facility provided that such amount shall not be less than the outstanding balance of the Canadian Revolver at that time. The current allocation of the CBB is $24,000,000 to the Domestic Revolver and $11,000,000 to the Canadian Revolver.

         The Company may select an interest rate option with each borrowing advance ($500,000 minimum, in intervals of $100,000) between a Floating Base Rate ("FBR") or an Interbank Offered Rate ("IOR"). The FBR is the rate of interest announced from time to time by the Agent bank and usually will track the U.S. national prime rate. The IOR is generally the London interbank market rate in place two business days before the commencement of an interest period of a Eurodollar advance. A Eurodollar advance is the principal amount under a note with respect to which an IOR is selected. For purposes of the IOR, the effective interest rate occurring on Eurodollar advance notes will be increased relative to Borrowing Base Percentage ("BBP"), the aggregate of the unpaid principal balance of the Domestic Revolver and the Canadian Revolver to the CBB. The effective interest rate increase ranges from a low of 1.75% if the BBP is less than 25% to a high of 2.50% if the BBP is more than 75%.

         There is a commitment fee of one half of one percent for the unused borrowing base which accrues and is payable quarterly commencing April 1, 1996. The average actual interest rate was 7.90% in 1996 and the interest rate is 8.25% at December 31, 1996. The security collateral requirements include essentially all of the Company's oil and gas properties.

         Canadian Revolver
         -----------------

         The Canadian Revolver is similar to the Domestic Revolver in all significant aspects. The loans under the Canadian Revolver are guaranteed by the Company ("the Guaranty") and is secured by, among other things, a first lien on 65% of the issued and outstanding shares of Northern Arch's common stock and a first lien on the oil and gas properties of the Company which serve as security in the Domestic Revolver. The Guaranty is intended to rank pari passu with the Companys' obligations under the Domestic Revolver. The Canadian Revolver is also guaranteed by Northern Arch. The facility's commitment is U.S. $14,000,000 and the current Canadian borrowing base is set at U.S. $4,000,000.

         The various interest rates used in the Canadian Revolver are based on the LIBO or Prime Rate and are adjusted for applicable margins based on the ratio of aggregate outstanding balances relative to CBB (similar to the Domestic Revolver) and range from a low of 0.75% if the CBB is less than 25% to a high of 2.25% if the CBB is more than 75%.

         The proceeds of each advance may be used to acquire additional borrowing base properties, to drill and recomplete oil and gas wells and for general corporate purposes. Repayments shall be made relative to the currency used in each borrowing. The average actual interest rate was 7.85% in 1996 and the interest rate is 8.25% at December 31, 1996. There is a commitment fee of one half of one percent for the unused borrowing base which accrues and is payable on the first day of each quarter.

         The APL borrowing base, which is currently US $4,000,000, is the loan value determined by the Canadian Agent bank in its sole discretion based on its calculations of value of borrowing base properties utilizing current and customary procedures and standards for petroleum industry customers.

         Term Note
         ---------

         The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994, as amended, is a separate facility and provided Onyx with $5,000,000. The Onyx Note bears interest at national prime rate plus one-half of one percent (8.75% at December 31, 1996). Interest on the unpaid principal amount of the note is payable quarterly. The unpaid principal ($2,501,000 at December 31, 1996), is payable in eighteen quarterly installments ending on March 31, 1999. Current maturities of the Onyx Note total $1,111,000 at December 31, 1996. The Onyx Note is collateralized by certain of Onyx's pipelines, gathering facilities and related transportation contracts. In addition, the Onyx Note is guaranteed by the Company. Onyx also has a note payable of $785,000 including interest of $41,000 as of December 31, 1996, payable to Sejita Natural Gas, L.C., a 50% interest holder in Onyx. This note is subordinated to the Company's bank debt and is due on August 31, 1999.

         Both the Domestic and Canadian Revolvers and Onyx Note contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to net worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company, APL and Onyx are currently in compliance with the loan agreements. Neither the Company nor Onyx has any other unused lines of credit.

6.       EXCHANGEABLE CONVERTIBLE PREFERRED STOCK
              AND CONVERTIBLE SUBORDINATED NOTES

         On October 20, 1994, the Company sold the following securities to four institutional investors (the "Investors") in a private placement (the "Placement"): (a) 727,273 shares of its 8% Exchangeable Convertible Preferred Stock (the "Preferred Stock"), $0.01 par value, having an aggregate liquidation preference of $20,000,000, (b) $500,000 aggregate principal amount of its 9.75% Series A Convertible Subordinated Notes due 2004 (the "Series A Notes") and (c) $4,500,000 aggregate principal amount of its Adjustable Rate Series B Notes due 2004 (the "Series B Notes" and, together with the Series A Notes, the "Notes"). The Series B Notes currently bear interest at an annual rate of 9.75%. Gross proceeds from the Placement were $20,000,000 for the Preferred Stock and $5,000,000 for the Notes. The proceeds were used to pay down the Company's bank debt. The Company incurred $916,000 of debt issuance costs related to the Placement, which is being amortized over the period the Preferred Stock and Notes are outstanding.

         The Preferred Stock accrues annual dividends at the rate of $2.20 per share and the dividends are cumulative. Dividends are payable April 20 and October 20 of each year and commenced April 20, 1995. The Company paid $1,600,000 in dividends on the Preferred Stock in 1996 and 1995. If dividends remain unpaid for more than one semiannual period, the holders of the Preferred Stock have the right to elect two additional directors to the Company's board of directors until such time that all cumulative dividends have been paid. The Preferred Stock has a liquidation preference of $27.50 per share and is exchangeable in whole at the option of the Company, for its 10.563% Series C Convertible Subordinated Notes due 2004 (the "Series C Notes"). The Series C Notes possess attributes similar to the Series A Notes, except for the higher rate of interest associated with the Series C Notes. The Preferred Stock is exchangeable on April 20 and October 20 of each year.

         After October 20, 1998, and upon the achievement of certain stated objectives for the market price of its common stock, the Company earns the right to require the conversion of all of the Preferred Stock and the Notes into common stock of the Company. The market price objectives are as follow: after August 20, 1998, the closing price of the Company's common stock on the NASDAQ National Market System, or similarly recognized system, must list for a period of sixty consecutive trading days at a price equal to or greater than 125% of a certain target price. The target price ranges from $2.837 at October 20, 1998 to $2.764 at October 20, 2003. Each share of Preferred Stock is convertible, at any time at the option of the holder thereof, into shares of common stock of the Company, par value $0.01 per share, at a price of $2.75 per share. Based on the number of shares (17,171,804) of the Company's common stock outstanding at December 31, 1996, if all the Preferred Stock and Notes were converted into common stock of the Company, 26,262,713 shares of common stock would be outstanding. Upon such conversion the institutional investors, being Travelers, Travelers Life, Connecticut General and CIGNA Mezzanine would own 16.6%, 4.2%, 4.9% and 8.9% of the Company's common stock, respectively.

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

         Interest on the unpaid principal balance of the Notes is payable quarterly and commenced January 20, 1995. The Company paid $488,000 in interest on the Notes in 1996 and 1995. The Company has the option at any time on or after October 20, 1998, to prepay the Notes in whole or in part, together with accrued interest, plus the applicable prepayment premium (expressed as a percentage of the principal amount to be prepaid). The prepayment premium ranges from 3.150% at October 20, 1998 to 0.525% at October 20, 2003.

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

7.     INCOME TAXES

       Deferred taxes are provided for temporary differences between the financial reporting basis and federal income tax basis of the Company's assets, liabilities and other tax attributes. Deferred tax liabilities and assets are comprised of the following at December 31:

                                                                                           1996                  1995
                                                                                     ---------------       ---------------
    Domestic:
       Gross deferred tax liabilities:
           Depreciation, depletion and intangible drilling costs                     $     9,628,000       $     8,755,000
           Volumetric production payment                                                     547,000             1,249,000
                                                                                     ---------------       ---------------

                                                                                          10,175,000            10,004,000

       Gross deferred tax assets:
           Net operating loss carryforwards                                                4,884,000             6,712,000
           Statutory depletion carryforwards                                               1,042,000               888,000
           Alternative minimum tax credit carryforwards                                      698,000               592,000
           Investment tax credit carryforwards                                                98,000               101,000
           Other                                                                               3,000                  -
                                                                                     ---------------       ---------------
                                                                                           6,725,000             8,293,000
                                                                                     ---------------       ---------------

       Long term deferred tax liability                                              $     3,450,000       $     1,711,000
                                                                                     ===============       ===============

    Foreign:
       Gross deferred tax assets:
           Net operating loss carryforwards                                          $        24,000       $          -
           Excess of net tax basis over book basis of property                               477,000                  -
           Excess of net tax basis over book basis of liabilities                            122,000                  -
           Other                                                                              82,000                  -
                                                                                     ---------------       ---------------

       Long term deferred tax asset                                                  $       705,000       $          -
                                                                                     ===============       ===============

The components of income (loss) before income taxes are as follows:

                                                                                    Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                       1996                1995                 1994
                                                                 ---------------      --------------      ----------------

       Domestic                                                  $     5,260,000      $     (250,000)     $     (2,771,000)
       Foreign                                                          (800,000)               -                     -
                                                                 ---------------      --------------      ----------------
                                                                 $     4,460,000      $     (250,000)     $     (2,771,000)
                                                                 ===============      ==============      ================

The income tax provision consisted of the following:

                                                                                    Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                       1996                1995                 1994
                                                                 ---------------      --------------      ----------------
       Current:
          U.S. Federal                                           $       107,000      $         -         $           -
          Foreign                                                           -                   -                     -
                                                                 ---------------      --------------      ----------------
                                                                         107,000                -                     -

       Deferred:
          U.S. Federal                                                 1,611,000             (86,000)             (941,000)
          Foreign                                                       (280,000)               -                     -
                                                                 ---------------      --------------      ----------------
                                                                       1,331,000             (86,000)             (941,000)
                                                                 ---------------      --------------      ----------------

       Income tax expense (benefit)                              $     1,438,000      $      (86,000)     $       (941,000)
                                                                 ===============      ==============      ================

       The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following differences:

                                                                                    Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                       1996                1995                 1994
                                                                 ---------------      --------------      ----------------

             Provision based on federal statutory rate                     34.0%              (34.0%)               (34.0%)

             Statutory depletion                                           (3.1%)             (21.2%)                (0.9%)

             Effects on foreign taxes                                      (0.2%)                  -                     -

             State tax and other                                            1.6%               21.2%                  0.9%
                                                                 ---------------      --------------      ----------------

                                                                           32.3%              (34.0%)               (34.0%)
                                                                 ===============      ==============      ================

       At December 31, 1996, the Company has gross domestic tax benefit carryforwards of approximately $13,024,000, $2,780,000, $698,000 and $98,000 relating to net operating losses, statutory depletion, alternative minimum tax credits and investment tax credits, respectively, and gross foreign tax benefits of $55,000 relating to net operating losses which expire at various dates beginning in 1997, except for statutory depletion which does not have an expiration date.

       As a result of the acquisition of Trax, the utilization of a portion of the Company's deferred assets are subject to limitations imposed by various Canadian tax authorities. However, based upon the Company's Canadian reserves and its estimated future net income related thereto, it is management's belief that it is more likely than not that its Canadian deferred tax assets will be utilized.

8.     TRANSACTIONS WITH RELATED PARTIES

       The Board of Directors of the Company authorized notes receivable from key employees and directors in 1991, 1992 and 1993, for purposes of exercising stock options. The notes bear interest at the Domestic Revolver interest rate and all of the notes are secured by the stock certificates that were issued upon exercise of the stock options by each employee. The notes mature May 13, 1997. The balances due to the Company in this regard including interest were $1,022,000 and $965,000 at December 31, 1996 and 1995, respectively. These amounts are offset against equity on the consolidated balance sheet. No new notes were authorized during 1996 and 1995.

       The Board of Directors of the Company also authorized cash advances to certain officers in 1993 in exchange for notes receivable. These notes also bear interest at the Domestic Revolver rate and are secured by stock certificates of the Company owned by those individuals. The notes mature May 13, 1997. The notes, including interest, total $1,759,000 and $1,645,000 at December 31, 1996 and 1995, respectively.

       The Company recognized interest income on all its outstanding notes receivable from officers, directors and key employees of $174,000, $188,000 and $150,000 during 1996, 1995 and 1994, respectively. Cash advances to officers totaled $115,000 during 1995. There were no cash advances made during 1996. The Company intends to extend the due date of the notes if they are not repaid before May 13, 1997.

       Onyx has transactions in the ordinary course of business with Corpus Christi Gas Marketing ("CCGM"). CCGM's president serves as one of Onyx's Managers. At December 31, 1996, Onyx had a gas imbalance payable of $120,000 to CCGM.

       The consolidated financial statements include certain amounts and balances that arise from transactions with related parties:

                                                     At December 31, 1996                        At December 31, 1995
                                          ----------------------------------------    ----------------------------------------
                                               Accounts              Accounts               Accounts             Accounts
                                              Receivable              Payable              Receivable             Payable
                                          ------------------    ------------------    -------------------    -----------------

       TDC, net                           $        1,551,000    $             -       $           939,000    $            -
       CCGM                                          275,000             1,911,000                 60,000               17,000
       Sejita Natural Gas                               -                     -                     1,000                 -
       PURECO                                           -                     -                      -                  24,000
       Cedar Energies, Inc.                             -                   60,000                   -                  44,000
                                          ------------------    ------------------    -------------------    -----------------

                                          $        1,826,000    $        1,971,000    $         1,000,000    $          85,000
                                          ==================    ==================    ===================    =================

                                                        For Year Ended                              For Year Ended
                                                     At December 31, 1996                        At December 31, 1995
                                          ----------------------------------------    ----------------------------------------
                                              Purchases                 Sales              Purchases               Sales
                                                 From                    To                   From                  To
                                          ------------------    ------------------    -------------------    -----------------

       CCGM                               $       10,196,000    $        1,120,000    $            39,000    $         265,000
       Sejita Natural Gas                               -                     -                     8,000                 -
       Libra Marketing                                  -                     -                     5,000                 -
       Cedar Energies, Inc.                          266,000                  -                   239,000                 -
       Puma Resources                                   -                     -                      -                 171,000
                                          ------------------    ------------------    -------------------    -----------------

                                          $       10,462,000    $        1,120,000    $           291,000    $         436,000
                                          ==================    ==================    ===================    =================

       For the year ended December 31, 1994, transactions with related parties in the normal course of business were as follows: Purchases from Libra Marketing, PURECO and Cedar Energies Inc. of $260,000, $2,523,000 and $394,000, respectively. Sales to Libra Marketing, PURECO, Cedar Energies, Inc. and Puma Resources of $37,000, $9,000, $312,000 and $627,000, respectively.

       The Company rents, on an as-needed basis, an aircraft from TDC. Charges for this service are billed to the Company based on time used. Rental charges amounted to $20,000, $39,000 and $20,000 for the years ended December 31, 1996, 1995 and 1994, respectively. With the approval of the board of directors, on April 11, 1995, the Company purchased 100,000 shares of common stock for its treasury from TDC valued at $206,000 at the then current market price. Amounts receivable from TDC at December 31, 1996 and 1995, are classified as long-term and did not accrue interest. The increase in the receivable from TDC in 1996 primarily relates to producing wells jointly owned by the related parties and operated by TDC. TDC receives revenue from the purchase of the oil and gas and pays related LOE associated with the wells. Under agreement with TDC, the Company has the right of offset with TDC. Accordingly, the 1996 and 1995 TDC balances are shown net in the financial statements. During 1996 revenue exceeded LOE by TDC on Arch's behalf by approximately $651,000 accounting for the largest portion of the increase in the amount due from TDC. Commencing January 1, 1997, TDC will no longer offset revenue against related LOE and the unpaid balance due to the Company by TDC will accrue interest at the Company's commercial borrowing rate (8.25% at December 31, 1996). All other related party receivables and payables related to the Company's gas marketing and transmission segment.

9.     MAJOR CUSTOMERS

       The following major customers represent 10% or more of total operating revenues by segment for the years ended December 31, 1996, 1995 and 1994:


       Oil and Gas                                               1996               1995                1994
       ------------                                              ----               ----                ----

       Genesis Crude Oil, L.P.                                    32%                13%                  *
       Enron Gas Marketing                                        23%                31%                  *
       Chevron U.S.A. Inc.                                        12%                31%                 40%

       The Company's principal products are oil and natural gas. The principal market for such products is primarily the Southwestern United States and Western Canada wherein the Company's oil and gas properties are physically located. The methods of distribution of such products are by the sale of such products at the wellhead to appropriate gathering companies operating in the geographic area of production.


       Natural Gas Pipelines                                     1996               1995                1994
       ---------------------                                     ----               ----                ----

       Central Power and Light                                    61%                58%                 35%
       Entergy Corp.                                               *                  *                  17%

       In its natural gas marketing and transmission activities, the Company buys and resells natural gas, receiving a gross margin or spread equal to the difference between the purchase price and the resale price of such natural gas. In addition, the Company receives a fee for transmission of natural gas over pipeline systems owned by the Company.

       * - Less than 10% in period.

10.    COMMITMENTS AND CONTINGENCIES

Commitments:

       The Company leases office space, office equipment and vehicles under various lease agreements with primary lease terms ranging from three to five years. Rental expense on these leases was $249,000, $202,000 and $215,000 in the years ended December 31, 1996, 1995 and 1994, respectively. Aggregate future minimum rental payments required pursuant to noncancellable leases follow:
1997 - $379,000, 1998 - $333,000, 1999 - $255,000, 2000 - $185,000 and 2001 -
$110,000.

Contingencies:

       The Company has entered into employment agreements with certain key employees on July 19, 1996, amended January 27, 1997. In the event that following a change of control employment is terminated for those key employees for reasons specified in the agreements, the employees would receive a lump sum payment equal to two years' base salary at the time of termination. There is a calculated ceiling in the agreement. As of February 28, 1997, the maximum payout attributable to these employment agreements is approximately $900,000.

       From time to time the Company is involved in litigation arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, from lawsuits currently pending would not materially affect the Company's financial condition or operations.

11.    STOCK OPTIONS

       The Company's 1993 Stock Option plan ("the 93 Plan"), is an incentive stock option plan under which 1,660,000 shares are reserved for issuance to employees in the ten year period commencing June 1, 1993. The exercise price will be set by the 93 Plan Committee in its best judgement but shall not be less than 100% of the fair market value per share at grant date. On July 7, 1993, the 93 Plan Committee granted 334,000 options at $1.81 with an expiration date of May 31, 2003, to twenty-three employees. The first third of these options were exercisable six months from grant date and thereafter, an additional third of the options may be exercised each anniversary year after the initial first six months date. During the years ended December 31, 1996, 1995 and 1994, 400, none and 4,556 of the options were exercised under the 93 Plan, respectively. During 1995, 50,000 and 25,000 options were granted at $1.81 and $2.19, respectively, under the 93 Plan to two employees. These options have expiration dates of March 20, 2000 and May 22, 2000, respectively. There were no additional options granted in 1996.

       Unaudited pro forma information regarding net income and earnings per share is required by SFAS No. 123, if material, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995: no dividend yield, expected volatility of 37%, risk free interest rate of 7% and expected lives of five years each. As noted above, there were no option grants during 1996.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Applying the effect of the pro forma expense did not materially affect the Company's 1996 and 1995 reported net income (loss) and income (loss) per common share.

       Stock option transactions, in the period from January 1, 1995 to December 31, 1996 are summarized below:

                                           1996                           1995                           1994
                               ---------------------------    ---------------------------    ---------------------------
                                                 Wtd. Avg.                      Wtd. Avg.                      Wtg. Avg.
                                                 Exercise                       Exercise                       Exercise
                               Shares             Price       Shares             Price       Shares             Price
                               ---------------------------    ---------------------------    ---------------------------

Outstanding at beginning
 of year                       361,700            $   1.84    292,700            $   1.81    334,000            $   1.81

Granted                           -                            75,000                1.94       -
Exercised                         (400)               1.81       -                            (4,500)               1.81
Forfeited                      (42,000)               1.81     (6,000)               1.81    (36,800)               1.81
                               ---------------------------    ---------------------------    ---------------------------

Outstanding at end of year     319,300                1.84    361,700                1.84    292,700                1.81

Exercisable at end of year     259,300                1.82    230,300                1.82       -                    -

Weighted average fair value
 of options granted during
 the year                      $  -                           $  0.85                           -

       The following table summarizes information about the options outstanding at December 31, 1996:

                                                    Wtd. Avg.          Wtd. Avg.                          Wtd. Avg.
                                                  Contractual          Exercise                           Exercise
     Range of Prices         Outstanding         Life in Years          Price           Exercisable        Price
------------------------------------------------------------------------------------------------------------------------

         $ 1.81                294,300               1.81               $ 1.81            254,300          $ 1.81
           2.19                 25,000               3.39                 2.19              5,000            2.19
                               -----------------------------------------------------------------------------------------

     $1.81  -  $2.19           319,300               1.93               $ 1.84            259,300          $ 1.82
                               =========================================================================================

       At December 31, 1996, 1,335,800 shares were available for grant.

12.    GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

       The Company operates in two industry segments: oil and gas exploration, development and production and natural gas marketing, transportation and distribution. In addition, the Company has oil and gas operations in the United States and Western Canada. Operating profit by segment is defined as revenues less operating expenses. Income and expense items excluded from operating profit include: interest income, other income, interest expense, minority interest and income taxes. Identifiable assets are those assets used exclusively in the operations of each business segment. Operating results for the oil and gas segment of the Company are significantly affected by the Company's ability to acquire reserves in the future through the development of existing properties and also its ability to select and acquire suitable prospects for exploratory drilling or development. The buying, selling and transporting of natural gas by the Company's pipeline segment is a highly competitive business. The Company markets natural gas to customers who can purchase natural gas from various suppliers. Marketing of both oil and natural gas is affected in part by domestic production levels, imports, the proximity of pipelines to producing properties and the regulation by states of allowable rates of production. Cash flow from operations for all segments may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control. All of these variable factors are dependent on economic and political forces which cannot be accurately predicted in advance.

       Financial information by geographic and industry segment for the years ended December 31, 1996, 1995 and 1994 follows. Prior to 1996, the Company operated only in the United States.

                                                                                            Natural Gas
(In thousands)                                                        Oil and Gas            Pipelines               Total
                                                                  ------------------    ------------------    ------------------
1996
Identifiable assets                                               $           75,785    $           25,254    $          101,039
Revenues (1)                                                                  24,914                74,309                99,223
Exploration costs and expenses                                                   593                  -                      593
Depletion, depreciation and amortization                                       6,460                   444                 6,904
Operating income                                                               5,758                 1,475                 7,233
Capital expenditures                                                           8,034                   913                 8,947

1995
Identifiable assets                                               $           61,547    $           18,125    $           79,672
Revenues                                                                      16,599                49,249                65,848
Exploration costs and expenses                                                   898                  -                      898
Depletion, depreciation and amortization                                       4,973                   416                 5,389
Operating income                                                                 648                   670                 1,318
Capital expenditures                                                           5,824                   264                 6,088

1994
Identifiable assets                                               $           60,908    $           17,117    $           78,025
Revenues                                                                       8,933                73,525                82,458
Exploration costs and expenses                                                 1,641                  -                    1,641
Depletion, depreciation and amortization                                       2,604                   303                 2,907
Operating loss                                                                (1,135)                 (764)               (1,899)
Capital expenditures                                                          24,591                 2,852                27,443

(In thousands)                                                      United States             Canada                    Total
                                                                 -------------------    ------------------         -------------
1996
Identifiable assets                                              $            89,672    $           11,367         $     101,039
Revenues (1)                                                                  96,785                 2,438                99,223
Exploration costs and expenses                                                   200                   393                   593
Depreciation and amortization                                                  5,763                 1,141                 6,904
Operating income (loss)                                                        7,447                  (214)                7,233
Capital Expenditures                                                           6,915                 2,032                 8,947

(1) - Includes gain on sale of domestic oil and gas properties of $1,037,000.

13.      UNAUDITED QUARTERLY FINANCIAL DATA

         A summary of consolidated financial data for 1996 and 1995 follows (in thousands, except per share amounts):

                                                   First                Second                 Third                Fourth
                                                  Quarter               Quarter               Quarter               Quarter
                                            ------------------    ------------------    ------------------    ------------------
Year Ended December 31, 1996
----------------------------

Operating revenues                          $           19,765    $           23,416    $           23,071    $           33,674
Exploration costs and
     expenses                                               51                   127                   312                   103
Gross profit                                             2,485                 3,552                 2,715                 4,247
Net income                                                 488                   938                   595                 1,001
Net income  per share (1)                   $             0.01    $             0.03    $             0.01    $             0.03

Year Ended December 31, 1995
----------------------------

Operating revenues                          $           14,047    $           16,813    $            18,741   $           16,989
Exploration costs and
     expenses                                              304                    19                    507                   68
Gross profit                                               898                 2,275                  1,342                1,625
Net income (loss)                                         (279)                  435                   (327)                   7
Net income (loss) per share (1)             $            (0.04)    $          -         $             (0.04)  $            (0.02)

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

                              ARCH PETROLEUM INC.

                Unaudited Supplemental Oil and Gas Disclosures

                       Estimates of Reserves and Future
                     Production Performance Are Subjective
                      and May Change Materially as Actual
                   Production Information Becomes Available

         The following table sets forth the proved oil and gas reserves of the Company for the years ended December 31, 1996, 1995 and 1994, and the changes therein. All of the Company's oil and gas activities are located within the United States and Western Canada. None of the Company's reserves are subject to long-term supply agreements with a governmental agency.

                                                                 United States                Canada                 Total
                                                              -------------------       ------------------    ------------------
Natural Gas (Mcf)
Net proved reserves, December 31, 1993                                43,553,600                    -                 43,553,600

         Purchases of minerals in place                               19,840,700                    -                 19,840,700
         Extensions and discoveries                                        5,000                    -                      5,000
         Production                                                   (1,974,800)                   -                 (1,974,800)
         Revision of previous estimates                                  121,700                    -                    121,700
                                                              -------------------       ------------------    ------------------
Net proved reserves, December 31, 1994                                61,546,200                    -                 61,546,200

         Extensions and discoveries                                    4,138,000                    -                  4,138,000
         Production                                                   (4,291,900)                   -                 (4,291,900)
         Revision of previous estimates                                 (106,000)                   -                   (106,000)
                                                              -------------------       ------------------    -------------------
Net proved reserves, December 31, 1995                                61,286,300                    -                 61,286,300

         Purchases of minerals in place                                    -                     1,015,200             1,015,200
         Sales of minerals in place                                   (1,191,500)                   -                 (1,191,500)
         Extensions and discoveries                                    1,776,000                   273,000             2,049,000
         Production                                                   (3,845,200)                (152,200)            (3,997,400)
         Revisions of previous estimates                                1,095,300                   -                  1,095,300
                                                              -------------------       -----------------     ------------------

Net proved reserves, December 31, 1996                                59,120,900                 1,136,000            60,256,900
                                                              ==================        ==================    ==================

Oil (Bbl)
Net proved reserves, December 31, 1993                                 1,585,700                     -                 1,585,700

         Purchases of minerals in place                                2,675,800                     -                 2,675,800
         Extensions and discoveries                                        6,900                     -                     6,900
         Production                                                     (282,300)                    -                  (282,300)
         Revision of previous estimates                                 (399,700)                    -                  (399,700)
                                                              ------------------        -------------------   ------------------
Net proved reserves, December 31, 1994                                 3,586,400                     -                 3,586,400

         Extensions and discoveries                                    1,126,000                     -                 1,126,000
         Production                                                     (382,100)                    -                  (382,100)
         Revision of previous estimates                                 (300,100)                    -                  (300,100)
                                                              ------------------        -------------------   ------------------
Net proved reserves, December  31, 1995                                4,030,200                     -                 4,030,200

         Purchases of minerals in place                                    -                       682,500               682,500
         Sales of minerals in place                                      (37,700)                    -                   (37,700)
         Extensions and discoveries                                      395,000                   294,700               689,700
         Production                                                     (459,300)                 (120,300)             (579,600)
         Revision of previous estimates                                  (67,200)                    -                   (67,200)
                                                              ------------------        ------------------    ------------------

Net proved reserves, December 31, 1996                                 3,861,000                   856,900             4,717,900
                                                              ==================        ==================    ==================

Proved developed reserves:
Natural gas (Mcf)
         December 31, 1994                                             60,666,200                    -                 60,666,200
         December 31, 1995                                             55,628,500                    -                 55,628,500
         December 31, 1996                                             54,981,200                   504,000            55,485,200

Oil (Bbl)
         December 31, 1994                                              3,390,600                    -                  3,390,600
         December 31, 1995                                              2,993,600                    -                  2,993,600
         December 31, 1996                                              3,128,400                   809,900             3,938,300

         The Company's proved reserves exclude 8.7 Bcf, 11.9 Bcf and 15.5 Bcf of gas reserves at December 31, 1996, 1995 and 1994, respectively, which were sold under a volumetric production payment to a major gas company in December 1992 for $1.30 per Mcf. The Company is required to deliver this gas production over the next 1.7 years under the terms of the production payment agreement. The revenue associated with these reserves, which is deferred, is recognized as production is delivered. The ultimate quantity of gas to be delivered pursuant to the terms of the production payment agreement may vary from the original contracted amount as discussed in Note 4.

Costs Incurred in Oil and Gas Activities
----------------------------------------

         Costs incurred in oil and gas property acquisition, exploration and development activities are set forth below:

                                                                     United States            Canada                 Total
                                                                  ------------------    ------------------    ------------------
1994
Acquisition of properties:
     Proved                                                       $       18,172,000    $           -         $       18,172,000
     Unproved                                                                590,000                -                    590,000

Exploration                                                                1,641,000                -                  1,641,000

Development                                                                5,799,000                -                  5,799,000

1995
Acquisition of properties:
     Proved                                                       $          274,000    $           -         $          274,000
     Unproved                                                                108,000                -                    108,000

Exploration                                                                  898,000                -                    898,000

Development                                                                4,937,000                -                  4,937,000

1996
Acquisition of properties:
     Proved                                                       $          442,000    $        6,667,000    $        7,109,000
     Unproved                                                                 -                  2,185,000             2,185,000

Exploration                                                                  125,000             1,590,000             1,715,000

Development                                                                5,514,000               400,000             5,914,000

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein
----------------------------------------------------------------------------
Relating to Proved Oil and Gas Reserves
---------------------------------------

                                                                     United States            Canada                 Total
                                                                  ------------------    ------------------    ------------------
         1994
         Future cash inflows                                      $      163,551,600    $           -         $      163,551,600
         Future production and development costs                          54,407,600                -                 54,407,600
         Future income tax expenses                                       22,440,700                -                 22,440,700
                                                                  ------------------    ------------------    ------------------

         Future net cash flows undiscounted                               86,703,300                -                 86,703,300
         10% annual discount for estimated timing
           of cash flows                                                  38,182,900                -                 38,182,900
                                                                  ------------------    ------------------    ------------------

         Standardized measure of discounted
           future net cash flows                                  $       48,520,400    $           -         $       48,520,400
                                                                  ==================    ==================    ==================

         1995
         Future cash inflows                                      $      182,785,400    $           -         $      182,785,400
         Future production and development costs                          66,311,500                -                 66,311,500
         Future income tax expenses                                       22,434,000                -                 22,434,000
                                                                  ------------------    ------------------    ------------------

         Future net cash flows undiscounted                               94,039,900                -                 94,039,900
         10% annual discount for estimated timing
           future net cash flows                                          42,127,800                -                 42,127,800
                                                                  ------------------    ------------------    ------------------
         Standardized measure of discounted
           future net cash flows                                  $       51,912,100    $           -         $       51,912,100
                                                                  ==================    ==================    ==================

         1996
         Future cash inflows                                      $      309,315,400    $       29,589,400    $      338,904,800
         Future production and development costs                         118,878,800            12,846,900           131,725,700
         Future income tax expenses                                       50,507,300             3,898,600            54,405,900
                                                                  ------------------    ------------------    ------------------

         Future net cash flows undiscounted                              139,929,300            12,843,900           152,773,200
         10% annual discount for estimated timing
           of cash flows                                                  65,201,200             3,758,500            68,959,700
                                                                  ------------------    ------------------    ------------------

         Standardized measure of discounted
           future net cash flows                                  $       74,728,100    $        9,085,400    $       83,813,500
                                                                  ==================    ==================    ==================

         Future net cash flows were computed using year end prices and costs. For the reserve report as of December 31, 1996, the average domestic prices were $24.97 for oil and $3.60 for gas. As of December 31, 1995, the average domestic prices were $18.82 for oil and $1.76 for gas. As of December 31, 1994, the average domestic prices were $16.02 for oil and $1.74 for gas. As of December 31, 1996, the average foreign prices were $25.41 for oil and $1.84 for gas. Oil and gas prices of December 31, 1996, were higher than those realized on average by the Company over the past five years. Also, prices at the end of the first quarter of 1997 are below those at the end of 1996. Changes in prices could have a material effect on reserve estimates and related future net cash flow amounts.

         The standardized measure of discounted future net cash flows at December 31, 1996, 1995 and 1994, as presented in the table above, excludes future net cash flows associated with the volumetric production payment as described in Note 4. The discounted future net cash flows related to the volumetric production payment approximates $2,960,600, $11,672,700 and $12,566,300 which amounts are net of discounted future production costs of $3,831,000, $1,912,700 and $2,557,800 at December 31, 1996, 1995 and 1994,
respectively.

         The Company operates in an industry that is subject to volatile prices for its products. The standardized measure of discounted future net cash flows may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                     United States            Canada                 Total
                                                                  -------------------   ------------------    ------------------
December 31, 1993                                                 $       31,789,000    $           -         $       31,789,000

     Purchases of minerals in place                                       28,124,500                -                 28,124,500
     Net changes in prices and costs, exclusive of
       properties purchased and sold                                      (5,041,400)               -                 (5,041,400)
     Net change in income taxes                                           (1,594,000)               -                 (1,594,000)
     Sales of oil and gas produced, net of
       production costs                                                   (4,364,600)               -                 (4,364,600)
     Revisions of previous quantity estimates                             (1,619,800)               -                 (1,619,800)
     Extensions and discoveries, less related costs                           73,600                -                     73,600
     Changes in estimated future development costs                          (237,300)               -                   (237,300)
     Development costs incurred previously estimated                          40,200                -                     40,200
     Accretion of discount                                                 3,178,900                -                  3,178,900
     Timing and other                                                     (1,828,700)               -                 (1,828,700)
                                                                  -------------------   ------------------    ------------------

December 31, 1994                                                         48,520,400                -                 48,520,400

     Net changes in prices and costs, exclusive of
       properties purchased and sold                                       2,736,100                -                  2,736,100
     Net change in income taxes                                              174,100                -                    174,000
     Sales of oil and gas produced, net of
       production costs                                                   (6,001,800)               -                 (6,001,800)
     Revisions of previous quantity estimates                             (1,464,900)               -                 (1,464,900)
     Extensions and discoveries, less related costs                        9,241,100                -                  9,241,100
     Changes in estimated future development costs                        (5,899,500)               -                 (5,899,500)
     Development costs incurred previously estimated                         740,700                -                    740,700
     Accretion of discount                                                 4,852,000                -                  4,852,000
     Timing and other                                                       (986,100)               -                   (986,100)
                                                                  -------------------   ------------------    -------------------

December 31, 1995                                                         51,912,100                -                 51,912,100

     Purchases of minerals in place                                        2,176,600             9,473,800            11,650,400
     Sales of minerals in place                                             (595,800)               -                   (595,800)
     Net changes in prices and costs, exclusive of
       properties purchased and sold                                      46,473,300                -                 46,473,300
     Net change in income taxes                                          (14,589,000)           (2,757,700)          (17,346,700)
     Sales of oil and gas produced, net of
       production costs                                                  (11,479,600)           (1,420,500)          (12,900,100)
     Revisions of previous quantity estimates                                961,900                -                    961,900
     Extensions and discoveries, less related costs                        5,719,000             3,789,800             9,508,800
     Changes in estimated future operating costs                         (13,709,200)               -                (13,709,200)
     Changes in estimated future development costs                          (232,400)               -                   (232,400)
     Development costs incurred previously estimated                       3,742,000                -                  3,742,000
     Accretion of discount                                                 5,191,200                -                  5,191,200
     Timing and other                                                       (842,000)               -                   (842,000)
                                                                  -------------------   ------------------    ------------------

December 31, 1996                                                 $       74,728,100    $        9,085,400    $       83,813,500
                                                                  ==================    ==================    ==================

Results of Operations from Oil and Gas Producing Activities
-----------------------------------------------------------

                                                     United States          Canada             Total
                                                   -----------------  -----------------  -----------------
    1994
    Revenues                                      $      8,933,000    $         -         $     8,933,000

    Production costs                                    (3,527,000)             -              (3,527,000)
    Exploration expenses                                (1,641,000)             -              (1,641,000)
    Depletion, depreciation and amortization            (2,604,000)             -              (2,604,000)
                                                  ----------------    ----------------    ---------------

                                                         1,161,000              -               1,161,000
    Income tax expense                                    (395,000)             -                (395,000)
                                                  ----------------    ----------------    ---------------

    Results of operations                         $        766,000    $         -         $       766,000
                                                  ================    ================    ===============
    1995
    Revenues                                      $     16,599,000    $         -         $    16,599,000

    Production costs                                    (7,176,000)             -              (7,176,000)
    Exploration expenses                                  (898,000)             -                (898,000)
    Depletion, depreciation and amortization            (4,973,000)             -              (4,973,000)
                                                  ----------------    ----------------    ---------------

                                                         3,552,000              -               3,552,000

    Income tax expense                                  (1,208,000)             -              (1,208,000)
                                                  ----------------    ----------------    ---------------

    Results of operations                         $      2,344,000    $         -         $     2,344,000
                                                  =================   ================    ===============
    1996
    Revenues                                      $     21,439,000    $      2,438,000    $    23,877,000

    Production costs                                    (7,591,000)           (490,000)        (8,081,000)
    Exploration expenses                                  (200,000)           (393,000)          (593,000)
    Depletion, depreciation and amortization            (5,321,000)         (1,139,000)        (6,460,000)
                                                  ----------------    ----------------    ---------------

                                                         8,327,000             416,000          8,743,000
    Income tax (expense) benefit                        (2,681,000)            280,000         (2,401,000)
                                                  ----------------    -----------------   ---------------

    Results of operations                         $      5,646,000    $        696,000    $     6,342,000
                                                  =================   =================   ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Reference is made to the material under the captions, "Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or about March 26, 1997, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on May 8, 1997, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

       Reference is made to the material under the caption, "Compensation of Executive Officers and Directors" in the Registrant's definitive Proxy Statement to be filed on or about March 26, 1997, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on May 8, 1997, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Reference is made to the material under the caption, "Outstanding Voting Securities of the Company and Certain Shareholders" in the Registrant's definitive Proxy Statement to be filed on or about March 26, 1997, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on May 8, 1997, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is made to the material under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement to be filed on or about March 26, 1997 , pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on May 8, 1997, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.     Consolidated Financial Statements and Schedules

       1.   Consolidated Financial Statements
            ---------------------------------

            Consolidated financial statements and supplemental data are shown by index thereto, page 17.

       2.   Consolidated Financial Statement Schedules
            ------------------------------------------

            There are no consolidated financial statement schedules which are required to be filed (SEC Release No. 33-7118) or the related amounts are not present in amounts sufficient to require submission of the schedule.

       3.   Exhibits
            --------

            The exhibits listed on the accompanying index to exhibits (page 51) are filed by reference as part of this Form 10-K.

B.     Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

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

Exhibit 24       Consent of Price Waterhouse LLP.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH PETROLEUM INC.
-------------------
Registrant


By:  /s/ Larry Kalas
     -----------------------------------------------------
         Larry Kalas, March 25, 1997
         Director, President and Chief Executive Officer
         (Principal Executive Officer)

By:  /s/ Fred Cantu
     -----------------------------------------------------
         Fred Cantu, March 25, 1997
         Treasurer and Chief Financial Officer
         (Principal Accounting and Financial Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Johnny Vinson
     -----------------------------------------------------
         Johnny Vinson, March 25, 1997
         Director

By:  /s/ Randall W. Scroggins
     -----------------------------------------------------
         Randall W. Scroggins, March 25, 1997
         Director

By:  /s/ Richard O. Harris
     -----------------------------------------------------
         Richard O. Harris, March 25, 1997
         Director

By:  /s/ C. Randall Hill
     -----------------------------------------------------
         C. Randall Hill, March 25, 1997
         Director

By:  /s/ John F. Gilsenan
     -----------------------------------------------------
         John F. Gilsenan, March 25, 1997
         Director