Form 10-Q
period 1997-03-31
ARCH PETROLEUM INC /NEW/
filed 1997-05-15
CIK 320678

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended   March 31, 1997
                                              ------------------

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

      Yes    X                                  No_______
          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at April 30, 1997

   Common Stock, $.01 Par Value                   17,171,804
                                                  ----------

                              ARCH PETROLEUM INC.

                                     INDEX


                                                                                                   Page
Part I.   FINANCIAL INFORMATION                                                                   Number
          Item 1.

               CONSOLIDATED BALANCE SHEETS -
                 March 31, 1997 and December 31, 1996............................................    3

               CONSOLIDATED STATEMENTS OF OPERATIONS -
                 Three months ended March 31, 1997 and 1996......................................    5

               CONSOLIDATED STATEMENTS OF CASH FLOWS -
                 Three months ended March 31, 1997 and 1996......................................    6

               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............................    7

          Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.............................................    8


Part II.  OTHER INFORMATION

          Item 1.
               Legal Proceedings.................................................................  N/A

          Item 2.
               Changes in Securities.............................................................  N/A

          Item 3.
               Defaults upon Senior Securities...................................................  N/A

          Item 4.
               Submission of Matters to a Vote of Security Holders...............................  N/A

          Item 5.
               Other Information.................................................................  N/A

          Item 6.
               Exhibits and Reports on Form 8-K
                    a.  Exhibits.................................................................  N/A
                    b.  Reports on Form 8-K......................................................  N/A

          SIGNATURES.............................................................................   10

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS


                                                (UNAUDITED)
                    ASSETS                       March 31,         December 31,
                                                    1997               1996
                                                -----------        ------------
Current Assets:
 Cash and cash equivalents                      $ 3,068,000        $  3,192,000
 Accounts receivable - trade                      8,793,000          15,948,000
 Accounts receivable - related parties              253,000             275,000
 Prepaid expenses and other                       1,517,000             968,000
                                                -----------        ------------

   Total current assets                          13,631,000          20,383,000

Property and Equipment, at cost:
 Oil and gas properties accounted for by the
   successful efforts method                     83,526,000          81,620,000
 Natural gas pipelines                           12,570,000          12,361,000
 Furniture, fixtures and other equipment          1,134,000           1,038,000
                                                -----------        ------------

                                                 97,230,000          95,019,000
 Less accumulated depletion, depreciation
   and amortization                              21,085,000          19,617,000
                                                -----------        ------------

   Net property and equipment                    76,145,000          75,402,000

Accounts receivable - related parties             1,623,000           1,551,000
Notes receivable - related parties                1,787,000           1,759,000
Deferred income taxes                               813,000             705,000
Other                                             1,362,000           1,239,000
                                                -----------        ------------

                                                $95,361,000        $101,039,000
                                                ===========        ============

     The accompanying notes condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY                        March 31,            December 31,
                                                              1997                   1996
                                                      ---------------------  ---------------------
Current Liabilities:
 Accounts payable                                              $10,202,000           $ 16,253,000
 Accounts payable - related parties                              1,414,000              1,911,000
 Current maturities of long-term debt                            1,119,000              1,119,000
 Preferred stock dividends payable                                 711,000                311,000
                                                               -----------           ------------

  Total current liabilities                                     13,446,000             19,594,000

Long-term debt, less current maturities                         29,937,000             30,134,000
Deferred revenue                                                12,009,000             12,528,000
Convertible subordinated notes                                   5,000,000              5,000,000
Deferred federal income taxes                                    3,894,000              3,450,000
Other liabilities                                                  210,000                186,000
Minority interest in consolidated subsidiaries                   1,388,000              1,082,000

Exchangeable convertible preferred stock,
 $.01 par value, 727,273 shares
 authorized, issued and outstanding                             20,000,000             20,000,000

Shareholders' Equity:
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, 727,273 issued as exchangeable
  convertible preferred stock                                            -                      -

 Common stock, $.01 par value, 50,000,000 shares
  authorized, 17,271,804 shares issued and
  outstanding                                                      172,000                172,000

 Additional paid-in capital                                      6,012,000              6,012,000

 Employee notes for stock purchases                             (1,038,000)            (1,022,000)

 Treasury stock, 100,000 shares                                   (206,000)              (206,000)

 Cumulative translation adjustment                                 (35,000)                37,000

 Retained earnings                                               4,572,000              4,072,000
                                                               -----------           ------------
                                                                 9,477,000              9,065,000
                                                               -----------           ------------

                                                               $95,361,000           $101,039,000
                                                               ===========           ============

     The accompanying notes condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         Three Months Ended
                                                                             March 31,
                                                                   ---------------------------------------
                                                                       1997                      1996
                                                                   ------------              -------------
REVENUES:
  Oil and gas sales                                                  $ 6,296,000               $ 5,642,000
  Pipeline sales                                                      26,441,000                13,798,000
  Interest and other                                                     181,000                   325,000
                                                                     -----------               -----------
                                                                      32,918,000                19,765,000

COSTS AND EXPENSES:
  Oil and gas lease operations                                         2,102,000                 2,096,000
  Natural gas purchases and pipeline operations                       25,323,000                13,420,000
  Exploration                                                             75,000                    51,000
  Depletion, depreciation and amortization                             1,667,000                 1,675,000
  General and administrative                                           1,238,000                 1,151,000
  Interest                                                               766,000                   676,000
  Foreign currency transaction (gain) loss                               107,000                   (39,000)
  Minority interest in net income of consolidated subsidiaries           306,000                    38,000
                                                                     -----------               -----------

                                                                      31,584,000                19,068,000
                                                                     -----------               -----------

Income before income taxes and dividends                               1,334,000                   697,000

Income tax expense                                                       434,000                   209,000
                                                                     -----------               -----------

Net income before dividends                                              900,000                   488,000

Dividends on preferred stock                                             400,000                   400,000
                                                                     -----------               -----------

Net income                                                           $   500,000               $    88,000
                                                                     ===========               ===========

Net income per common share                                                $0.03                     $0.01
                                                                     ===========               ===========

Weighted average common and
  common equivalent shares outstanding                                17,288,000                17,237,000
                                                                     ===========               ===========

     The accompanying notes condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                    ---------------------------------------
                                                                       1997                       1996
                                                                    -----------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $   900,000                $   488,000
 Adjustments to reconcile to net cash provided
  (used) by operations:
    Depletion, depreciation and amortization                           1,667,000                  1,675,000
    Deferred revenue                                                    (460,000)                  (654,000)
    Income taxes                                                         434,000                    209,000
    Interest on notes receivable and other                               (44,000)                   (49,000)
    Foreign currency transaction (gain) loss                             107,000                    (39,000)
    Minority interest in income of consolidated subsidiaries             306,000                     38,000
                                                                     -----------                -----------

                                                                       2,910,000                  1,668,000

 Change in accounts receivable                                         7,176,000                   (669,000)
 Change in other current assets                                         (155,000)                  (154,000)
 Change in accounts payable and other current liabilities             (7,049,000)                   373,000
 Change in accounts receivable - related parties                         (72,000)                   (29,000)
 Production payment remedy adjustment                                    (59,000)                  (589,000)
                                                                     -----------                -----------

    Net operating cash flows                                           2,751,000                    600,000
                                                                     -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                 (2,525,000)                (2,078,000)
 Notes receivable and other assets                                      (153,000)                   (50,000)
 Acquisition of Arch Petroleum Ltd.                                            -                 (7,645,000)
                                                                     -----------                -----------

    Net investing cash flows                                          (2,678,000)                (9,773,000)
                                                                     -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank borrowing                                          2,000,000                 17,504,000
 Payments of bank debt                                                (2,279,000)                (8,722,000)
 Proceeds from note payable - minority interestholder                     82,000                          -
                                                                     -----------                -----------

    Net financing cash flows                                            (197,000)                 8,782,000
                                                                     -----------                -----------

Change in cash and cash equivalents                                     (124,000)                  (391,000)

Cash and cash equivalents at beginning of period                       3,192,000                  2,574,000
                                                                     -----------                -----------

Cash and cash equivalents at end of period                           $ 3,068,000                $ 2,183,000
                                                                     ===========                ===========

     The accompanying notes condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


  In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform with 1997 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1996. The Company extended the maturity date of notes receivable from certain key employees to May 13, 1999. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for a full year.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  In 1997 the Company's principal sources of funds were $2.8 million from operations. These funds were primarily consumed by funding $2.5 million of development in existing properties, primarily in New Mexico and the drilling of prospects in Alberta, Canada. Discretionary cash flows (net income adjusted for non-cash charges) increased to $2.9 million in 1997, compared to $1.7 million in 1996, reflecting increased oil and gas sales and improved margins on pipeline sales. Discretionary cash flows are available for capital expenditures, debt service and dividend payments.

  The Company's Revolvers are in place for use by the Company at its discretion including drilling, development and acquisition of oil and gas properties. The Company has borrowed $17.5 million and $10.5 million against the Domestic and Canadian Revolvers at March 31, 1997, respectively. The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Revolver facility is $50.0 million and the borrowing base is currently U.S. $24.0 million and Canadian $11.0 million. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1998. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders' Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The effective interest rate realized was 7.99% at March 31, 1997.

  The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994, as amended, is a separate facility and provided Onyx with $5.0 million. The Onyx Note bears interest at national prime rate plus one-half of one percent (8.75% at March 31, 1997). Interest on the unpaid principal amount of the note is payable quarterly. The unpaid principal ($2.2 million at March 31, 1997), is payable in quarterly installments ending on March 31, 1999. Current maturities of the Onyx Note total $1.1 million at March 31, 1997. The Onyx Note is collaterlized by certain of Onyx's pipelines, gathering facilities and related transportation contracts. In addition, the Onyx Note is guaranteed by the Company. Onyx also has a note payable of $835,000 including interest of $18,000 as of March 31, 1997, payable to Sejita Natural Gas, L.C., a 50% interest holder in Onyx. This note is subordinated to the Company's bank debt and is due on August 31, 1999.

  The Domestic Revolver, Canadian Revolver and Onyx Note contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to net worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company and Onyx are currently not in default with the loan agreements. Neither the Company nor Onyx has any other unused lines of credit.

  Since December 31, 1996 through the date of this report, the Company successfully completed nineteen wells in Texas, New Mexico and Alberta as part of its 1997 drilling program. In the United States, seventeen new wells have been drilled and completed. In Canada, two wells have been completed successfully. Current plans call for drilling more than fifty new wells and recompleting more than twenty-five existing wells in the United States and as many as twenty new wells in Canada. Total annual planned expenditures are approximately $15.0 million.

  The Company believes it has sufficient cash and unused borrowing base in the Revolvers to fund its anticipated drilling, development and acquisition programs for 1997 as well as its debt service and preferred stock dividend requirements. Additionally, the Company expects to meet its current operating cash requirements from cash flows provided by current operations. Management believes that the Company can continue to generate, or obtain through other alternatives, resources sufficient to meet cash requirements for future acquisition opportunities. The Company operates in an industry that is subject to volatile prices for its products. Cash flow from operations may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share". This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier adoption is not permitted. SFAS 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. The impact of adopting this statement would not have a material effect on the Company's earnings per share calculated based on its current structure.

RESULTS OF OPERATIONS
---------------------

                 THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
                 ---------------------------------------------
                       THREE MONTHS ENDED MARCH 31, 1996
                       ---------------------------------

  The Company recorded net income before dividends of $900,000 in 1997 as compared to net income of $488,000 before dividends in 1996. Net income increased due to higher oil and gas sales and improved margins on pipeline sales. There was also a corresponding increase in almost all categories of costs and expenses.

  Pipeline sales increased $12,643,000 in 1997 as compared to 1996, but were offset by an increase in natural gas purchases of $11,903,000. The increase in sales and purchases is due primarily to the increase in volumes delivered to a major customer of Onyx. Gross margin increased to $1,295,000 in 1996 as compared to $563,000 in 1996.

  Revenues from oil and gas sales increased $654,000 in 1997 as compared to 1996. Oil production increased to 142,000 barrels in 1997 as compared to 138,000 barrels in 1996, resulting in a $83,000 increase in sales. The Company will begin realizing production from the newly drilled wells in the second quarter of 1997. The average price received for oil was $22.03 in 1997 as compared to $18.92 in 1996, resulting in a $441,000 increase in sales. Gas production in 1997 decreased to 1,513,000 Mcf as compared to 1,944,000 Mcf in 1996, resulting in a $673,000 decrease in sales. The decrease in gas production is attributable primarily to the reduced allowable production from the Keystone Ellenburger field ("Keystone"). The average price received for gas increased to $2.09 in 1997 as compared to $1.60 in 1996, resulting in a $806,000 increase in sales. The average price received for gas excluding certain production payment volumes was $3.12 in 1997.

  Lease operating expenses related to oil and gas properties remained level in 1997 compared to 1996. Lifting costs per equivalent barrel increased in 1997 to $5.33 from $4.53 in 1996, as a result of decreased gas production from Keystone. Interest expense increased $90,000 as a result of higher outstanding bank debt in 1997 compared to 1996.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ARCH PETROLEUM INC.
                                             -------------------
                                                (Registrant)



Date: May 14, 1997                           /s/ Fred Cantu
      ------------                           ---------------------------
                                                 Fred Cantu
                                                 Treasurer and
                                          Chief Financial Officer