Form 10-Q
period 1997-06-30
ARCH PETROLEUM INC /NEW/
filed 1997-08-14
CIK 320678

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended  June 30, 1997
                                                -------------

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

                  Yes   X                          No
                      -----                           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                       Outstanding at July 31, 1997
     Common Stock, $.01 Par Value                  17,171,804
     ----------------------------                  ----------

                              ARCH PETROLEUM INC.
                                     INDEX

                                                                      Page
Part I.   FINANCIAL INFORMATION                                      Number

Item 1.

CONSOLIDATED BALANCE SHEETS -
                June 30, 1997 and December 31, 1996..................   3

CONSOLIDATED STATEMENTS OF OPERATIONS -
                Three and six months ended June 30, 1997 and 1996....   5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
                Six months ended June 30, 1997 and 1996..............   6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................   7

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..................   8


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

  Item 2.
          Changes in Securities...................................... N/A

  Item 3.
          Defaults upon Senior Securities............................ N/A

  Item 4.
          Submission of Matters to a Vote of Security Holders........ N/A

  Item 5.
          Other Information.......................................... N/A

  Item 6.
          Exhibits and Reports on Form 8-K

          a.    Exhibits............................................. N/A
          b.    Reports on Form 8-K..................................  10


  SIGNATURES.........................................................  12

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)     (AUDITED)
ASSETS                                              JUNE 30,     DECEMBER 31,
                                                     1997           1996
                                                 -------------  -------------
Current Assets:
  Cash and cash equivalents                      $  2,740,000   $  3,192,000
  Accounts receivable - trade                      12,035,000     15,948,000
  Accounts receivable - related parties                91,000        275,000
  Prepaid expenses and other                        1,404,000        968,000
                                                 ------------   ------------

     Total current assets                          16,270,000     20,383,000

Property and Equipment, at cost:
  Oil and gas properties accounted for by the
     successful efforts method                     88,835,000     81,620,000
  Natural gas pipelines                            12,617,000     12,361,000
  Furniture, fixtures and other equipment           1,178,000      1,038,000
                                                 ------------   ------------

                                                  102,630,000     95,019,000
  Less accumulated depletion, depreciation
     and amortization                              22,801,000     19,617,000
                                                 ------------   ------------

        Net property and equipment                 79,829,000     75,402,000

Accounts receivable - related parties               1,643,000      1,551,000
Notes receivable - related parties                  1,816,000      1,759,000
Deferred income taxes                                 907,000        705,000
Other                                                 967,000      1,239,000
                                                 ------------   ------------

                                                 $101,432,000   $101,039,000
                                                 ============   ============




  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)     (AUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY                               JUNE 30,     DECEMBER 31,
                                                                     1997           1996
                                                                -------------  -------------
Current Liabilities:
 Accounts payable                                               $ 14,192,000   $ 16,253,000
 Accounts payable - related parties                                1,230,000      1,911,000
 Current maturities of long-term debt                              1,111,000      1,119,000
 Preferred stock dividends payable                                   311,000        311,000
                                                                ------------   ------------

  Total current liabilities                                       16,844,000     19,594,000

Long-term debt, less current maturities                           33,151,000     30,134,000
Deferred revenue                                                  11,544,000     12,528,000
Convertible subordinated notes                                     5,000,000      5,000,000
Deferred federal income taxes                                      4,000,000      3,450,000
Other liabilities                                                    235,000        186,000
Minority interest in consolidated subsidiaries                     1,528,000      1,082,000

Exchangeable convertible preferred stock,
 $.01 par value, 727,273 shares
 authorized, issued and outstanding                               20,000,000     20,000,000

Shareholders' Equity:

 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, 727,273 issued as exchangeable
  convertible preferred stock                                              -              -

 Common stock, $.01 par value, 50,000,000 shares authorized,
  17,271,804 issued and outstanding                                  172,000        172,000

 Additional paid-in capital                                        6,012,000      6,012,000

 Employee notes for stock purchases                               (1,054,000)    (1,022,000)

 Treasury stock, 100,000 shares                                     (206,000)      (206,000)

 Cumulative translation adjustment                                   (18,000)        37,000

 Retained earnings                                                 4,224,000      4,072,000
                                                                ------------   ------------
                                                                   9,130,000      9,065,000
                                                                ------------   ------------

                                                                $101,432,000   $101,039,000
                                                                ============   ============



   The accompanying condensed notes are an integral part of these financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             -------------------------  -------------------------
                                                 1997          1996         1997         1996
                                             ------------  -----------  -----------  ------------
REVENUES:
 Oil and gas sales                           $ 5,170,000   $ 5,364,000  $11,464,000  $11,073,000
 Pipeline sales                               21,705,000    16,869,000   48,147,000   30,667,000
 Gain on sale of properties                            -     1,037,000            -    1,037,000
 Interest and other                              199,000       146,000      382,000      471,000
                                             -----------   -----------  -----------  -----------
                                              27,074,000    23,416,000   59,993,000   43,248,000
COSTS AND EXPENSES:
 Oil and gas lease operations                  1,887,000     2,176,000    3,989,000    4,338,000
 Natural gas purchases and
  pipeline operations                         20,883,000    15,598,000   46,207,000   29,017,000
 Exploration                                     127,000       127,000      202,000      178,000
 Depletion, depreciation and
  amortization                                 1,766,000     1,591,000    3,434,000    3,267,000
 General and administrative                    1,430,000     1,518,000    2,667,000    2,669,000
 Interest                                        819,000       685,000    1,583,000    1,362,000
 Foreign currency transaction (gain) loss        (66,000)       10,000       41,000      (29,000)
 Minority interest in income
  of consolidated subsidiaries                   141,000       372,000      448,000      410,000
                                             -----------   -----------  -----------  -----------
                                              26,987,000    22,077,000   58,571,000   41,212,000
                                             -----------   -----------  -----------  -----------
Income before income taxes
 and dividends                                    87,000     1,339,000    1,422,000    2,036,000

Income tax expense                                32,000       401,000      466,000      610,000
                                             -----------   -----------  -----------  -----------

Net income before dividends                       55,000       938,000      956,000    1,426,000

Dividends on preferred stock                     400,000       400,000      800,000      800,000
                                             -----------   -----------  -----------  -----------

Net income (loss)                            $  (345,000)  $   538,000  $   156,000  $   626,000
                                             ===========   ===========  ===========  ===========

Net income (loss) per common share                $(0.02)        $0.03        $0.01        $0.04
                                             ===========   ===========  ===========  ===========

Weighted average common and
 common equivalent shares
 outstanding                                  17,285,000    17,231,000   17,287,000   17,234,000
                                             ===========   ===========  ===========  ===========



  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  ---------------------------
                                                                      1997          1996
                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $   956,000   $  1,426,000
 Adjustments to reconcile to net cash from operations:
  Depletion, depreciation and amortization                          3,434,000      3,267,000
  Deferred revenue                                                   (739,000)    (1,198,000)
  Deferred income taxes                                               357,000        610,000
  Interest on notes receivable and other                              (90,000)       (97,000)
  Minority interest in net income of consolidated subsidiaries        448,000        410,000
  Gain on sale of properties                                                -     (1,037,000)
  Foreign currency transaction (gain) loss                             41,000        (29,000)
                                                                  -----------   ------------
                                                                    4,407,000      3,352,000

 Change in accounts receivable                                      4,097,000     (1,848,000)
 Change in other current assets                                       388,000       (385,000)
 Change in accounts receivable - related parties                      (92,000)      (330,000)
 Change in accounts payable and other current liabilities          (3,135,000)      (246,000)
 Production payment remedy adjustment                                (245,000)      (927,000)
                                                                  -----------   ------------

   Net operating cash flows                                         5,420,000       (384,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                              (7,865,000)    (3,759,000)
 Proceeds from sale of properties                                           -      1,585,000
 Notes receivable and other assets                                   (216,000)        12,000
 Investment in subsidiary                                                   -     (7,645,000)
                                                                  -----------   ------------

   Net investing cash flows                                        (8,081,000)    (9,807,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank borrowing                                       6,000,000     21,504,000
 Payments of bank debt                                             (3,064,000)   (12,305,000)
 Payment of preferred stock dividends                                (800,000)      (800,000)
 Proceeds from note payable - minority interest holder                 73,000        694,000
                                                                  -----------   ------------

   Net financing cash flows                                         2,209,000      9,093,000
                                                                  -----------   ------------

Change in cash and cash equivalents                                  (452,000)    (1,098,000)

Cash and cash equivalents at beginning of period                    3,192,000      2,574,000
                                                                  -----------   ------------

Cash and cash equivalents at end of period                        $ 2,740,000   $  1,476,000
                                                                  ===========   ============



  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform with 1997 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1996. The Company extended the maturity date of notes receivable from certain key employees to May 13, 1999. The results of operations for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for a full year.

     On July 10, 1997, the Company entered into an agreement to sell it's entire 50% membership interest in Onyx Pipeline Company, L.C. and its affiliates (together "Onyx"). The transaction was closed on July 31, 1997, and is effective June 30, 1997. The proceeds consist of a $6.0 million sales price plus a $1.8 million repayment to the Company for advances formerly made to Onyx for pipeline construction and other costs. The Company reduced its domestic long term debt by $7.8 million, concurrently, and will recognize a pre-tax book gain of approximately $6.0 million in the third quarter. See Item 5 for further discussion of the transaction.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In 1997 the Company's principal sources of funds were $5.0 million from operations and $2.2 million, net of repayments, from its Revolvers. These funds were primarily consumed by funding $6.4 million of development in existing U.S. properties, primarily in New Mexico and North Texas, and $1.5 million for the drilling of wells in Canada, including construction of supporting facilities and pipelines.

     The Company's Revolvers are in place for use by the Company at its discretion including drilling, development and acquisition of oil and gas properties. The Company has borrowed $20.5 million and $11.0 million against the Domestic and Canadian Revolvers at June 30, 1997, respectively. The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Revolver facility is $50.0 million. The borrowing base was redetermined and amended effective June 1, 1997, and the borrowing base is currently U.S. $21.0 million and Canadian $11.0 million. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1998. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders' Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The effective interest rate realized was 8.12% at June 30, 1997.

     The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994, as amended, is a separate facility and provided Onyx with $5.0 million. The Onyx Note bears interest at national prime rate plus one-half of one percent (9.00% at June 30, 1997). Interest on the unpaid principal amount of the note is payable quarterly. The unpaid principal ($1.9 million at June 30, 1997), is payable in eighteen quarterly installments ending on March 31, 1999. Current maturities of the Onyx Note total $1.1 million at June 30, 1997. The Onyx Note is collaterlized by certain of Onyx's pipelines, gathering facilities and related transportation contracts. In addition, the Onyx Note is guaranteed by the Company.

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

     On July 31, 1997, the Company closed the sale of its interest in Onyx and realized approximately $7.8 million in cash. The Company will recognize a gain of approximately $6.0 million on the transaction in the third quarter. The transaction is more fully described in Item 5. The $7.8 million proceeds were used to pay down the Domestic Revolver as of July 31, 1997. As a result of the sale of Onyx, the Company is no longer a party to the Onyx Note described above and does not guarantee that facility as of July 31, 1997. All collateral requirements and security instruments formerly associated with the Onyx Note are released and clear as regards the Company as of July 31, 1997.

     Since December 31, 1996 through the date of this report, the Company successfully completed twenty-eight wells in Texas, New Mexico and Alberta as part of its 1997 drilling program. In the United States, twenty-six new wells have been drilled and completed (nine during the second quarter). In Canada during the first quarter, two wells have been completed successfully.

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


RESULTS OF OPERATIONS
---------------------

                  SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
                  ------------------------------------------
                        SIX MONTHS ENDED JUNE 30, 1996
                        ------------------------------

     The Company recorded net income before dividends of $956,000 in 1997 as compared to net income of $1,426,000 before dividends in 1996. The decrease in net income was entirely attributable to the gain on sale of certain oil and gas properties recognized in 1996.

     Pipeline sales increased $17,480,000 in 1997 as compared to 1996, but were offset by an increase in natural gas purchases of $17,190,000. The increase in sales and purchases is due primarily to the increase in volumes delivered to a major customer of Onyx. Gross margin increased to $2,324,000 in 1997 as compared to $2,026,000 in 1996.

     Revenues from oil and gas sales increased $391,000 in 1997 as compared to 1996. Oil production increased to 307,000 barrels in 1997 as compared to 280,000 barrels in 1996, resulting in a $539,000 increase in sales. The Company has begun realizing production from the new wells drilled in the first quarter of 1997. The average price received for oil was $20.58 in 1997 as compared to $20.06 in 1996, resulting in a $160,000 increase in sales. Gas production in 1997 decreased to 2,684,000 Mcf as compared to 3,419,000 Mcf in 1996, resulting in a $1,171,000 decrease in sales. The decrease in gas production is attributable primarily to the reduced allowable production from the Keystone Ellenburger field ("Keystone"). The average price received for gas increased to $1.92 in 1997 as compared to $1.59 in 1996, resulting in a $869,000 increase in sales. The average price received for gas excluding certain production payment volumes was $2.67 in 1997 as compared to $2.11 in 1996.

     Lease operating expenses ("LOE") related to oil and gas properties decreased $349,000, attributable in part to improved efficiencies in the Company's Canadian operations. Lifting costs per equivalent barrel increased in 1997 to $5.29 from $5.10 in 1996, as a result of decreased gas production from Keystone. Interest expense increased $221,000 as a result of the increased outstanding bank debt during 1997.


                 THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
                 --------------------------------------------
                       THREE MONTHS ENDED JUNE 30, 1996
                       --------------------------------

     The Company recorded net income before dividends of $55,000 in 1997 as compared to net income of $938,000 before dividends in 1996. The decrease in net income was attributable primarily to the gain on sale of oil and gas properties recognized in 1996 as well as lower margins on pipeline sales in 1997.

     Pipeline sales increased $4,836,000 in 1997 as compared to 1996, but were offset by an increase in natural gas purchases of $5,264,000. The increase in sales and purchases is due primarily to the increase in volumes delivered to a major customer of Onyx. Gross margin decreased to $1,028,000 in 1997 as compared to $1,456,000 in 1996.

     Revenues from oil and gas sales decreased $194,000 in 1997 as compared to 1996. Oil production increased to 165,000 barrels in 1997 as compared to 143,000 barrels in 1996, resulting in a $473,000 increase in sales. The Company has begun realizing production from the new wells drilled in the first quarter of 1997. The average price received for oil was $19.34 in 1997 as compared to $21.11 in 1996, resulting in a $293,000 decrease in sales. Gas production in 1997 decreased to 1,171,000 Mcf as compared to 1,475,000 Mcf in 1996, resulting in a $484,000 decrease in sales. The decrease in gas production is attributable primarily to the reduced allowable production from Keystone. The average price received for gas increased to $1.69 in 1997 as compared to $1.59 in 1996, resulting in a $111,000 increase in sales. The average price received for gas excluding certain production payments volumes was $2.17 in 1997 as compared to $2.14 in 1996.

     Lease operating expenses related to oil and gas properties decreased $289,000 reflecting lower operating costs in the Company's U.S. operations. Lifting costs per equivalent barrel decreased in 1997 to $5.24 from $5.60 in 1996, primarily as a result of the increased oil production from the Company's drilling program.

     Interest expense increased $134,000 as a result of the increased outstanding bank debt during 1997. The effective tax rate increased to 36% in 1997 from 30% in 1996 due to the payment of provincial taxes in Canada during 1997.

                                   PART II.

ITEM 5.   OTHER INFORMATION

     On July 10, 1997, the Company entered into an agreement to sell it's entire 50% membership interest in Onyx Pipeline Company, L.C. and its affiliates (together "Onyx"). The transaction was closed on July 31, 1997, and is effective June 30, 1997. The proceeds consist of a $6.0 million sales price plus a $1.8 million repayment to the Company for advances formerly made to Onyx for pipeline construction and other costs. The Company reduced its domestic long term debt by $7.8 million, concurrently, and will recognize a pre-tax book gain of approximately $6.0 million ($0.35 per common share) in the third quarter.

     The following unaudited pro forma condensed balance sheet has been prepared to reflect the sale transaction as of June 30, 1997. This pro forma condensed balance sheet should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Form 10-Q.


                                                                   June 30, 1997
                                                                   -------------
PRO FORMA
BALANCE SHEET:

ASSETS:
 Cash and cash equivalents                                           $ 2,240,000
 Receivables and other current assets                                  4,569,000
                                                                     -----------
  Total current assets                                                 6,809,000

 Net property and equipment at cost                                   73,573,000
  Other assets                                                         5,329,000
                                                                     -----------
                                                                     $85,711,000
                                                                     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
 Accounts payable and accrued expenses                               $ 6,586,000
 Preferred stock dividends payable                                       311,000
                                                                     -----------
  Total current liabilities                                            6,897,000

 Long-term debt                                                       23,700,000
 Deferred revenue                                                     11,544,000
 Convertible subordinated notes                                        5,000,000
 Deferred federal income taxes                                         6,038,000
 Other liabilities                                                       235,000
 Exchangeable convertible preferred stock                             20,000,000
 Shareholders' equity                                                 12,297,000
                                                                     -----------
                                                                     $85,711,000
                                                                     ===========


     The following unaudited pro forma condensed statements of operations have been prepared as if the sale transaction had occurred on January 1, 1996 and that the proceeds from the sale had been used to retire domestic long-term bank debt. These statements should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Form 10-Q. Management believes that the unaudited results of operations are not necessarily indicative of the financial results as they may be in the future or as they might have been, had the Company been able to utilize proceeds from the sale to develop existing leases and to acquire additional oil and gas properties.


                                                     Year Ended     Six Months Ended
                                                  December 31,1996   June 30, 1997
                                                  ----------------  ----------------
PRO FORMA
STATEMENTS OF OPERATIONS:

REVENUES:
 Oil and gas sales                                     $23,748,000       $11,464,000
 Pipeline sales                                          3,250,000         3,049,000
 Interest and other                                        654,000           350,000
 Gain on sale of properties                              1,037,000                 -
                                                       -----------       -----------
                                                        28,689,000        14,863,000

COSTS AND EXPENSES:
 Oil and gas lease operations                            8,675,000         4,190,000
 Natural gas purchases and pipeline operations           2,853,000         2,770,000
 Depletion, depreciation and amortization                6,636,000         3,303,000
 General and administrative                              4,235,000         2,212,000
 Interest                                                1,879,000         1,122,000
 Foreign currency transaction loss                          40,000            41,000
                                                       -----------       -----------
                                                        24,318,000        13,638,000
                                                       -----------       -----------

Net income before income taxes and dividends             4,371,000         1,225,000

Income tax expense                                       1,408,000           399,000
                                                       -----------       -----------

Net income                                               2,963,000           826,000

Dividends on preferred stock                             1,600,000           800,000
                                                       -----------       -----------

Net income available to common shareholders            $ 1,363,000       $    26,000
                                                       ===========       ===========

Net income available per common share                  $      0.08       $      -
                                                       ===========       ===========


                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ARCH PETROLEUM INC.
                                              -------------------
                                                  (Registrant)


Date:  August 13, 1997                         /s/ Fred Cantu
      ----------------                        -------------------------
                                               Fred Cantu
                                               Treasurer and
                                               Chief Financial Officer