Form 10-Q
period 1997-09-30
ARCH PETROLEUM INC /NEW/
filed 1997-11-14
CIK 320678

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

             For the Quarterly Period Ended September 30, 1997
                                             ------------------
                                      OR

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

     Yes   X    No
         ----      ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                         Outstanding at October 30, 1997
Common Stock, $.01 Par Value                         17,321,804
----------------------------                         ----------

                              ARCH PETROLEUM INC.
                                     INDEX



                                                                        Page
Part I.  FINANCIAL INFORMATION                                         Number

Item 1.

CONSOLIDATED BALANCE SHEETS -
     September 30, 1997 and December 31, 1996..........................    3

CONSOLIDATED STATEMENTS OF OPERATIONS -
     Three months and nine months ended September 30, 1997 and 1996....    5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
     Nine months ended September 30, 1997 and 1996.....................    6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................    7

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.......................................      8

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

Item 2.
     Changes in Securities...........................................    N/A

Item 3.
     Defaults upon Senior Securities.................................    N/A

Item 4.
     Submission of Matters to a Vote of Security Holders.............    N/A

Item 5.
     Other Information...............................................    N/A

Item 6.
     Exhibits and Reports on Form 8-K
        a.    Exhibits...............................................   None
        b.    Reports on Form 8-K....................................     10

SIGNATURES...........................................................     11

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS



                                                     (Unaudited)     (Audited)
ASSETS                                              September 30,   December 31,
                                                         1997           1996
                                                    ------------    ------------
Current Assets:
     Cash and cash equivalents                        $ 1,270,000     $ 3,192,000
     Accounts receivable - trade                        3,261,000      15,948,000
     Accounts receivable - related parties                      -         275,000
     Prepaid expenses and other                           919,000         968,000
                                                     ------------    ------------

     Total current assets                               5,450,000      20,383,000

Property and Equipment, at cost:
     Oil and gas properties accounted for by the
       successful efforts method                       91,793,000      81,620,000
     Natural gas pipelines                              5,723,000      12,361,000
     Furniture, fixtures and other equipment            1,018,000       1,038,000
                                                     ------------    ------------

                                                       98,534,000      95,019,000
     Less accumulated depletion and depreciation       23,612,000      19,617,000
                                                     ------------    ------------

     Net property and equipment                        74,922,000      75,402,000

Accounts receivable - related parties                   1,978,000       1,551,000
Notes receivable - related parties                      1,845,000       1,759,000
Deferred income taxes                                   1,144,000         705,000
Other                                                     968,000       1,239,000
                                                     ------------    ------------

                                                      $86,307,000    $101,039,000
                                                     ============    ============


The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                          CONSOLIDATED BALANCE SHEETS



                                                  (Unaudited)      (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY              September 30,   December 31,
                                                      1997            1996
                                                  ------------    ------------
Current Liabilities:
     Accounts payable                               $ 4,616,000   $ 16,253,000
     Accounts payable - related parties                       -      1,911,000
     Current maturities of long-term debt                     -      1,119,000
     Preferred stock dividends payable                  711,000        311,000
                                                    -----------   ------------

     Total current liabilities                        5,327,000     19,594,000

Long-term debt, less current maturities              27,200,000     30,134,000
Deferred revenue                                     11,231,000     12,528,000
Convertible subordinated notes                        5,000,000      5,000,000
Deferred federal income taxes                         6,014,000      3,450,000
Other liabilities                                       259,000        186,000
Minority interest in consolidated subsidiaries          122,000      1,082,000

Exchangeable convertible preferred stock,
  $.01 par value, 727,273 shares
  authorized, issued and outstanding                 20,000,000     20,000,000

Shareholders' Equity:

  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, 727,273 issued as exchangeable
     convertible preferred stock                              -              -

 Common stock, $.01 par value, 50,000,000 shares
     authorized, 17,321,804 and 17,271,804 shares
     issued and outstanding, respectively               173,000        172,000

Additional paid-in capital                            6,136,000      6,012,000

Employee notes for stock purchases                   (1,070,000)    (1,022,000)

Treasury stock, 100,000 shares                         (206,000)      (206,000)

Cumulative translation adjustment                       (17,000)        37,000

Retained earnings                                     6,138,000      4,072,000
                                                    -----------   ------------

                                                     11,154,000      9,065,000
                                                    -----------   ------------

                                                    $86,307,000   $101,039,000
                                                    ===========   ============


The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended             Nine Months Ended
                                                  September 30,                September 30,
                                          ------------------------------  ------------------------
                                              1997            1996            1997         1996
                                          -----------        -----------  -----------  -----------
Revenues:
     Oil and gas sales                    $ 5,599,000        $ 5,964,000  $17,063,000  $16,806,000
     Pipeline sales                         1,451,000         16,941,000   49,598,000   47,607,000
     Gain on sale of assets                 6,001,000                  -    6,001,000    1,037,000
     Interest and other                       268,000            166,000      651,000      642,000
                                          -----------        -----------  -----------  -----------
                                           13,319,000         23,071,000   73,313,000   66,092,000
Costs and Expenses:
     Lease operations                       2,253,000          1,906,000    6,242,000    5,951,000
     Natural gas purchases and
       pipeline operations                  1,335,000         16,160,000   47,542,000   45,183,000
     Exploration                              649,000            312,000      851,000      490,000
     Depletion, depreciation and
       amortization                         1,843,000          1,829,000    5,278,000    5,094,000
     General and administrative             1,158,000          1,166,000    3,825,000    3,830,000
     Interest                                 710,000            717,000    2,293,000    2,077,000
     Foreign currency transaction
       (gain) loss                             45,000            (19,000)      87,000      (47,000)
     Minority interest in net income
       of consolidated subsidiaries                 -            149,000      448,000      560,000
                                          -----------        -----------  -----------  -----------
                                            7,993,000         22,220,000   66,566,000   63,138,000
                                          -----------        -----------  -----------  -----------
Net income before income taxes
     and dividends                          5,326,000            851,000    6,747,000    2,954,000

Deferred federal income tax expense         1,776,000            256,000    2,241,000      886,000
                                          -----------        -----------  -----------  -----------

Net income before dividends                 3,550,000            595,000    4,506,000    2,068,000

Dividends on preferred stock                  400,000            400,000    1,200,000    1,200,000
                                          -----------       ------------  -----------  -----------

Net income                                $ 3,150,000       $    195,000  $ 3,306,000  $   868,000
                                          ===========       ============  ===========  ===========

Net income per common share                     $0.18              $0.01        $0.19        $0.05
                                          ===========       ============  ===========  ===========
Weighted average common and
     common equivalent shares
     outstanding                           17,449,000         17,196,000   17,408,000   17,232,000
                                          ===========       ============  ===========  ===========

The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                          1997          1996
                                                                     -------------  ------------
Cash flows from operating activities:
   Net income                                                        $  4,506,000   $  2,068,000
   Adjustments to reconcile to net cash from operations:
     Depletion, depreciation and amortization                           5,278,000      5,094,000
     Deferred revenue                                                    (993,000)    (1,772,000)
     Deferred income taxes                                              2,241,000        886,000
     Dry hole costs                                                       558,000        375,000
     Interest on notes receivable and other                              (134,000)      (144,000)
     Minority interest in net income of consolidated subsidiaries         448,000        560,000
     Gain on sale of assets                                            (6,001,000)    (1,037,000)
     Issue common shares as compensation                                   57,000         42,000
     Foreign currency transaction (gain) loss                              87,000        (47,000)
                                                                     ------------   ------------
                                                                        6,047,000      6,025,000

   Change in accounts receivable                                        4,113,000     (1,237,000)
   Change in other current assets                                         (20,000)      (217,000)
   Change in accounts receivable - related parties                       (427,000)      (471,000)
   Change in accounts payable and other current liabilities            (4,819,000)       318,000
   Production payment remedy adjustment                                  (308,000)    (1,084,000)
                                                                     ------------   ------------
       Net operating cash flows                                         4,586,000      3,334,000

Cash flows from investing activities:
     Capital expenditures, net of retirements                         (11,217,000)    (7,256,000)
     Proceeds from sale of properties                                   7,820,000      1,585,000
     Notes receivable and other assets                                   (243,000)       (45,000)
     Investment in subsidiary                                                   -     (7,645,000)
                                                                     ------------   ------------
       Net investing cash flows                                        (3,640,000)   (13,361,000)

Cash flows from financing activities:
     Proceeds from bank borrowing                                       9,500,000     23,004,000
     Payments of bank debt                                            (10,864,000)   (13,589,000)
     Payment of preferred stock dividends                                (800,000)      (800,000)
     Note payable - minority interest holder                             (744,000)       694,000
     Proceeds from exercise of stock options                               40,000              -
                                                                     ------------   ------------
       Net financing cash flows                                        (2,868,000)     9,309,000

Change in cash and cash equivalents                                    (1,922,000)      (718,000)

Cash and cash equivalents at beginning of period                        3,192,000      2,574,000
                                                                     ------------   ------------
Cash and cash equivalents at end of period                           $  1,270,000   $  1,856,000
                                                                     ============   ============

The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ARCH PETROLEUM INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform with 1997 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1996. The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for a full year.

     On July 10, 1997, the Company entered into an agreement to sell it's entire 50% membership interest in Onyx Pipeline Company, L.C. and its affiliates (together "Onyx"). The transaction was closed on July 31, 1997, and was effective June 30, 1997. The proceeds consist of a $6.0 million sales price plus a $1.8 million repayment to the Company for advances formerly made to Onyx for pipeline construction and other costs. The Company reduced its domestic long term debt by $7.8 million, concurrently, and recognized a pre-tax book gain of approximately $6.0 million in the third quarter.

     On September 18, 1997, the Company filed Form 8-K pursuant to changing its independent accountants.

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

Liquidity and Capital Resources
-------------------------------

    In 1997 the Company's principal sources of funds were $4.6 million from net operations after changes in working capital and $7.8 million from sale of subsidiary. These funds were primarily consumed by funding $9.7 million of development in existing U.S. properties, primarily in New Mexico and North Texas, and $1.5 million for the drilling of wells in Canada, including construction of supporting facilities and pipelines. The Company also reduced its Revolver debt by $1.4 million, net of borrowings.

     On July 31, 1997, the Company closed the sale of its interest in Onyx and realized approximately $7.8 million in cash. The Company recognized a gain of approximately $6.0 million on the transaction in the third quarter. The $7.8 million proceeds were used to pay down the Domestic Revolver as of July 31, 1997.

     The Company's Revolvers are in place for use by the Company at its discretion including drilling, development and acquisition of oil and gas properties. The Company has borrowed $15.2 million and $12.0 million against the Domestic and Canadian Revolvers at September 30, 1997, respectively. The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Revolver facility is $50.0 million. The borrowing base was redetermined and amended effective August 1, 1997, and the borrowing base is currently Domestic $23.0 million and Canadian $14.0 million. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1998; however, the Company expects the maturity date to be advanced for another year as is customary in the first redetermination amendment each year. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders' Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The effective interest rate was 7.91% at September 30, 1997.

     The Revolvers contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company is currently not in default with the loan agreements. The Company has no other unused lines of credit.

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

     Since December 31, 1996 through the date of this report, the Company successfully completed forty-eight wells in Texas, New Mexico and Alberta as part of its 1997 drilling program. In the United States, forty-two new wells have been drilled and completed. In Canada, six wells have been completed successfully. The Company also drilled two wells (one each in the U.S. and Canada) which did not find economic quantities of hydrocarbons.

Results of Operations
---------------------
               Nine months ended September 30, 1997 compared to
               ------------------------------------------------
                     nine months ended September 30, 1996
                     ------------------------------------

     The Company recorded net income before dividends of $4,506,000 in 1997 as compared to net income of $2,068,000 before dividends in 1996. Net income was increased primarily by the gain on sale of subsidiary.

     Revenues from oil and gas sales increased $257,000 in 1997 as compared to 1996. Oil production increased to 482,000 barrels in 1997 as compared to 432,000 barrels in 1996, resulting in a $1,007,000 increase in sales. The Company has begun realizing production from the new wells drilled during 1997. The average price received for oil was $19.71 in 1997 as compared to $20.03 in 1996, resulting in a $154,000 decrease in sales. Gas production in 1997 decreased to 3,992,000 Mcf as compared to 5,072,000 Mcf in 1996, resulting in a $1,736,000 decrease in sales. The decrease in gas production is attributable primarily to the reduced allowable production from the Keystone Ellenburger field ("Keystone"). The average price received for gas increased to $1.90 in 1997 as compared to $1.61 in 1996, resulting in a $1,146,000 increase in sales. The average price received for gas excluding certain production payment volumes was $2.04 in 1997 as compared to $2.13 in 1996.

     Lease operating expenses ("LOE") related to oil and gas properties remained level in 1997 compared to 1996. Lifting costs per equivalent barrel increased in 1997 to $5.44 from $4.76 in 1996, primarily as a result of decreased gas production from Keystone. The Company drilled two uneconomic exploratory wells during 1997, which increased exploration expense.

               Three months ended September 30, 1997 compared to
               -------------------------------------------------
                     three months ended September 30, 1996
                     -------------------------------------

     The Company recorded net income before dividends of $3,550,000 in 1997 as compared to net income of $595,000 before dividends in 1996. Total revenues and expenses decreased as a result of the sale of Onyx effective June 30, 1997. Net income was increased primarily by the gain on sale of subsidiary.

     Pipeline sales and expenses decreased as a result of the sale of Onyx.

     Revenues from oil and gas sales decreased $365,000 in 1997 as compared to 1996. Oil production increased to 175,000 barrels in 1997 as compared to 150,000 barrels in 1996, resulting in a $531,000 increase in sales. The Company has begun realizing production from the new wells drilled during 1997. The average price received for oil was $18.18 in 1997 as compared to $21.67 in 1996, resulting in a $609,000 decrease in sales. Gas production in 1997 decreased to 1,308,000 Mcf as compared to 1,653,000 Mcf in 1996, resulting in a $565,000 decrease in sales. The decrease in gas production is attributable primarily to the reduced allowable production from Keystone. The average price received for gas increased to $1.85 in 1997 as compared to $1.64 in 1996, resulting in a $276,000 increase in sales. The average price received for gas excluding certain production payment volumes was $2.28 in 1997 as compared to $2.15 in 1996.

     LOE related to oil and gas properties increased $347,000 as a result of the new wells drilled during 1997 and general increases in the cost of services. Lifting costs per equivalent barrel increased in 1997 to $5.73 from $4.61 in 1996, primarily as a result of decreased gas production from Keystone. The Company drilled two uneconomic wells during 1997, which increased exploration expense.

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On September 18, 1997, the Company filed Form 8-K pursuant to changing its independent accountants.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ARCH PETROLEUM INC.
                                     -----------------------
                                       (Registrant)


Date: November 14, 1997              /s/ Fred Cantu
      -----------------              -----------------------
                                     Fred Cantu
                                     Treasurer and
                                     Chief Financial Officer