Form 10-Q/A
period 1997-09-30
ARCH PETROLEUM INC /NEW/
filed 1998-02-06
CIK 320678

FORM 10-Q/A
                              AMENDMENT NO. 1

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

                        Commission File No. 0-9976




                            ARCH PETROLEUM INC.
          (Exact name of registrant as specified in its charter)

                Delaware                             83-0248900
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

   777 Taylor Street, Suite II, Fort Worth, Texas       76102
   (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code  (817) 332-9209
   _____________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report.)

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

                            ARCH PETROLEUM INC.
                                   INDEX

                                                                  Page
   Part I.      FINANCIAL INFORMATION                            Number

   Item 1.

   CONSOLIDATED BALANCE SHEETS -
          September 30, 1997 and December 31, 1996 ..............   4

   CONSOLIDATED STATEMENTS OF OPERATIONS -
          Three months and nine months ended
          September 30, 1997 and 1996............................   6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Nine months ended September 30, 1997 and 1996 .........   7

   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........   8


   Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .............................   9

   Part II.     OTHER INFORMATION

   Item 1.
          Legal Proceedings .....................................  N/A

   Item 2.
          Changes in Securities .................................  N/A

   Item 3.
          Defaults upon Senior Securities .......................  N/A

   Item 4.
          Submission of Matters to a Vote of Security Holders ...  N/A

   Item 5.
          Other Information .....................................  N/A

   Item 6.
          Exhibits and Reports on Form 8-K
            a.  Exhibits ........................................ None
            b.  Reports on Form 8-K .............................  11

   SIGNATURES  ..................................................  12

                            ARCH PETROLEUM INC.
                        CONSOLIDATED BALANCE SHEETS


                                              (Unaudited)    (Audited)
   ASSETS                                    September 30,  December 31,
                                                  1997         1996
                                              -----------   ------------
   Current Assets:
     Cash and cash equivalents                $ 1,270,000   $  3,192,000
     Accounts receivable - trade                3,534,000     15,948,000
     Accounts receivable - related parties           -           275,000
     Prepaid expenses and other                   919,000        968,000
                                              -----------   ------------
        Total current assets                    5,723,000     20,383,000

   Property and Equipment, at cost:
     Oil and gas properties accounted
      for by the successful efforts method     91,793,000     81,620,000
     Natural gas pipelines                      5,603,000     12,361,000
     Furniture, fixtures and other equipment    1,018,000      1,038,000
                                              -----------   ------------
                                               98,414,000     95,019,000
     Less accumulated depletion and
      depreciation                             23,612,000     19,617,000
                                              -----------   ------------
         Net property and equipment            74,802,000     75,402,000

   Accounts receivable - related parties        1,978,000      1,551,000
   Notes receivable - related parties           1,845,000      1,759,000
   Deferred income taxes                        1,144,000        705,000
   Other                                          968,000      1,239,000
                                              -----------   ------------
                                              $86,460,000   $101,039,000
                                              ===========   ============

      The accompanying condensed notes are an integral part of these consolidated financial statements.

                            ARCH PETROLEUM INC.
                        CONSOLIDATED BALANCE SHEETS



                                              (Unaudited)     (Audited)
   LIABILITIES AND SHAREHOLDERS' EQUITY      September 30,  December 31,
                                                  1997         1996
                                              -----------   ------------
   Current Liabilities:
    Accounts payable                          $ 4,616,000   $ 16,253,000
    Accounts payable - related parties               -         1,911,000
    Current maturities of long-term debt             -         1,119,000
    Preferred stock dividends payable             711,000        311,000
                                              -----------   ------------
     Total current liabilities                  5,327,000     19,594,000

   Long-term debt, less current maturities     27,200,000     30,134,000
   Deferred revenue                            11,231,000     12,528,000
   Convertible subordinated notes               5,000,000      5,000,000
   Deferred federal income taxes                5,679,000      3,450,000
   Other liabilities                              259,000        186,000
   Minority interest in consolidated
       subsidiaries                                  -         1,082,000

   Exchangeable convertible preferred stock,
    $.01 par value, 727,273 shares
    authorized, issued and outstanding         20,000,000     20,000,000

   Shareholders' Equity:

    Preferred stock, $.01 par value,
     1,000,000 shares authorized, 727,273
     issued as exchangeable
     convertible preferred stock                     -              -

    Common stock, $.01 par value, 50,000,000
     shares authorized, 17,321,804 and
     17,271,804 shares issued and
     outstanding, respectively                    173,000        172,000

    Additional paid-in capital                  6,137,000      6,012,000

    Employee notes for stock purchases         (1,070,000)    (1,022,000)

    Treasury stock, 100,000 shares               (206,000)      (206,000)

    Cumulative translation adjustment             (17,000)        37,000

    Retained earnings                           6,747,000      4,072,000
                                              -----------   ------------
                                               11,764,000      9,065,000
                                              -----------   ------------
                                              $86,460,000   $101,039,000
                                              ===========   ============

      The accompanying condensed notes are an integral part of these consolidated financial statements.

                            ARCH PETROLEUM INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                            ------------------------  ------------------------
                                1997        1996          1997         1996
                            -----------  -----------  -----------  -----------
Revenues:
 Oil and gas sales          $ 5,599,000  $ 5,964,000  $17,063,000  $16,806,000
 Pipeline sales               1,451,000   16,941,000   49,598,000   47,607,000
 Gain on sale of assets       5,043,000         -       5,043,000    1,037,000
 Interest and other             268,000      166,000      651,000      642,000
                            -----------  -----------  -----------  -----------
                             12,361,000   23,071,000   72,355,000   66,092,000
Costs and Expenses:
 Lease operations             2,253,000    1,906,000    6,242,000    5,951,000
 Natural gas purchases and
  pipeline operations         1,335,000   16,160,000   47,542,000   45,183,000
 Exploration                    649,000      312,000      851,000      490,000
 Depletion, depreciation
  and amortization            1,843,000    1,829,000    5,278,000    5,094,000
 General and administrative   1,158,000    1,166,000    3,825,000    3,830,000
 Interest                       710,000      717,000    2,293,000    2,077,000
 Foreign currency
  transaction (gain) loss        45,000      (19,000)      87,000      (47,000)
 Minority interest in net
  income of consolidated
  subsidiaries                     -         149,000      448,000      560,000
                            -----------  -----------  -----------  -----------
                              7,993,000   22,220,000   66,566,000   63,138,000
                            -----------  -----------  -----------  -----------
Net income before income
 taxes and dividends          4,368,000      851,000    5,789,000    2,954,000

Deferred federal income
 tax expense                  1,449,000      256,000    1,914,000      886,000
                            -----------  -----------  -----------  -----------
Net income before dividends   2,919,000      595,000    3,875,000    2,068,000

Dividends on preferred stock    400,000      400,000    1,200,000    1,200,000
                            -----------  -----------  -----------  -----------
Net income                  $ 2,519,000  $   195,000  $ 2,675,000  $   868,000
                            ===========  ===========  ===========  ===========

Net income per common share $      0.14  $      0.01  $      0.15  $      0.05
                            ===========  ===========  ===========  ===========
Weighted average common
 and common equivalent
 shares outstanding          17,449,000   17,196,000   17,408,000   17,232,000
                             ==========   ==========   ==========   ==========


      The accompanying condensed notes are an integral part of these consolidated financial statements.

                            ARCH PETROLEUM INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                    ------------------------
                                                        1997         1996
                                                    -----------  -----------
   Cash flows from operating activities:
    Net income                                      $ 3,875,000  $ 2,068,000
    Adjustments to reconcile to net
    cash from operations:
     Depletion, depreciation and amortization         5,278,000    5,094,000
     Deferred revenue                                  (993,000)  (1,772,000)
     Deferred income taxes                            1,914,000      886,000
     Dry hole costs                                     558,000      375,000
     Interest on notes receivable and other            (134,000)    (144,000)
     Minority interest in net income of
      consolidated subsidiaries                         448,000      560,000
     Gain on sale of assets                          (5,043,000)  (1,037,000)
     Issue common shares as compensation                 57,000       42,000
     Foreign currency transaction (gain) loss            87,000      (47,000)
                                                    -----------  -----------
                                                      6,047,000    6,025,000
    Change in accounts receivable                     4,113,000   (1,237,000)
    Change in other current assets                      (20,000)    (217,000)
    Change in accounts receivable - related parties    (427,000)    (471,000)
    Change in accounts payable and other
     current liabilities                             (4,819,000)     318,000
    Production payment remedy adjustment               (308,000)  (1,084,000)
                                                    -----------  -----------
      Net operating cash flows                        4,586,000    3,334,000
   Cash flows from investing activities:
    Capital expenditures, net of retirements        (11,217,000)  (7,256,000)
    Proceeds from sale of properties                  7,820,000    1,585,000
    Notes receivable and other assets                  (243,000)     (45,000)
    Investment in subsidiary                               -      (7,645,000)
                                                    -----------  -----------
      Net investing cash flows                       (3,640,000) (13,361,000)
   Cash flows from financing activities:
    Proceeds from bank borrowing                      9,500,000   23,004,000
    Payments of bank debt                           (10,864,000) (13,589,000)
    Payment of preferred stock dividends               (800,000)    (800,000)
    Note payable - minority interest holder            (744,000)     694,000
    Proceeds from exercise of stock options              40,000         -
                                                    -----------  -----------
      Net financing cash flows                       (2,868,000)   9,309,000
                                                    -----------  -----------
   Change in cash and cash equivalents               (1,922,000)    (718,000)
   Cash and cash equivalents at beginning of period   3,192,000    2,574,000
                                                    -----------  -----------
   Cash and cash equivalents at end of period       $ 1,270,000  $ 1,856,000
                                                    ===========  ===========

      The accompanying condensed notes are an integral part of these consolidated financial statements.

                            ARCH PETROLEUM INC.
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


        Arch Petroleum Inc. (the "Company") is amending the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Condensed Notes to Consolidated Financial Statements appearing in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of its Form 10-Q for the quarter ended September 30, 1997. The Company has revised the pre-tax gain it recognized during the third quarter from the sale of a pipeline subsidiary. The revised information appears herein.

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform with 1997 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1996. The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for a full year.

        On July 10, 1997, the Company entered into an agreement to sell it's entire 50% membership interest in Onyx Pipeline Company, L.C. and its affiliates (together "Onyx"). The transaction was closed on July 31, 1997, and was effective June 30, 1997. The proceeds consist of a $6.0 million sales price plus a $1.8 million repayment to the Company for advances formerly made to Onyx for pipeline construction and other costs. The Company reduced its domestic long-term debt by $7.8 million, concurrently, and recognized a pre-tax book gain of approximately $5.0 million in the third quarter. The Company had formerly reported this gain as approximately $6.0 million in its original filing. The inadvertent miscalculation of the gain resulted from mistreatment of the Company's investment in Onyx The adjustment to the gain from sale of Onyx, which increases retained earnings by approximately $600,000, has no impact on cashflows or cash received in the sale transaction.

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

   Results of Operations
   ---------------------

             Nine months ended September 30, 1997 compared to
             ------------------------------------------------
                   nine months ended September 30, 1996
                   ------------------------------------

        The Company recorded net income before dividends of $3,875,000 in 1997 as compared to net income of $2,068,000 before dividends in 1996. Net income was increased primarily by the gain on sale of subsidiary.

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

             Three months ended September 30, 1997 compared to
             -------------------------------------------------
                   three months ended September 30, 1996
                   -------------------------------------

        The Company recorded net income before dividends of $2,919,000 in 1997 as compared to net income of $595,000 before dividends in 1996. Total revenues and expenses decreased as a result of the sale of Onyx effective June 30, 1997. Net income was increased primarily by the gain on sale of subsidiary.

        Pipeline sales and expenses decreased in 1997 as a result of the sale of Onyx.

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



                                             ARCH PETROLEUM INC.
                                             -------------------
                                                (Registrant)


   Date: February 4, 1998                    /s/ Fred Cantu
                                             -----------------------
                                             Fred Cantu
                                             Treasurer and
                                             Chief Financial Officer