Form 10-K
period 1997-12-31
ARCH PETROLEUM INC /NEW/
filed 1998-04-20
CIK 320678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended December 31, 1997

                                    OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                                Name of each exchange
              Title of each class                 on which registered
   Common Stock, par value $0.01 per share     NASDAQ National Market

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

   As of March 31, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $33,132,000 based on the closing price reported by NASDAQ National Market.

   As of March 31, 1998, there were 17,321,804 shares of the regis-trants Common Stock outstanding.

                    Documents Incorporated by Reference

   Part III information is included in the Registrant's definitive proxy statement which will be filed within 45 days of the date of this Form 10-K.

                                TABLE OF CONTENTS



   PART I                                                           Page

        Item 1.   Business.........................................  3

        Item 2.   Properties.......................................  5

        Item 3.   Legal Proceedings................................  9

        Item 4.   Submission of Matters to a Vote of Security
                  Holders..........................................  9

   PART II

        Item 5.   Market for Company's Common Stock and Related
                  Shareholder Matters.............................. 10

        Item 6.   Selected Financial Data.......................... 11

        Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............. 12

        Item 8.   Consolidated Financial  Statements  and
                  Supplemental Data................................ 16

        Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.............. 41

   PART III

        Item 10.  Directors and Executive Officers of the Company.. 42

        Item 11.  Executive Compensation........................... 42

        Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management................................... 42

        Item 13.  Certain Relationships and Related Transactions... 42

   PART IV

        Item 14.  Exhibits, Consolidated Financial Statement
                  Schedules, and Reports on Form 8-K............... 43

        Signatures................................................. 46

                                  PART I

   ITEM 1.   BUSINESS

        Arch Petroleum Inc., a Delaware corporation, (together with its subsidiaries, "the Company") primarily engages in oil and natural gas exploration, development, production, transportation and marketing in the Southwestern United States and Western Canada. The Company is also active in the acquisition of interests in oil and gas leases, both producing and non-producing. Subsidiaries of the Company include: Arch Petroleum Ltd. ("APL"), and Northern Arch Resources Ltd. ("NARL") both wholly-owned Canadian companies; Arch Production Company, wholly- owned; Saginaw Pipeline Company, L.C. ("Saginaw") and Industrial Natural Gas, L.C. ("ING"), 95% membership interest; and Onyx Pipeline Company, L.C., Onyx Gathering Company, L.C. and Onyx Gas Marketing Company, L.C. (all together, "Onyx"), 50% membership interest. The Company sold it's entire interest in Onyx effective June 30, 1997. The Company reduced its domestic long-term debt by $7.8 million and recognized a pre-tax book gain of approximately $5.0 million. Threshold Development Company ("TDC"), an oil and gas exploration company, owns approximately 13.9% of the Company's common stock as of December 31, 1997.


        The Company's shareholders, in a special meeting on January 31, 1995, approved an amendment to the Company's articles of incorporation whereby the number of authorized shares of the Company's capital stock was increased from 26,000,000 shares to 51,000,000 shares. Common stock is designated for 50,000,000 shares and preferred stock is designated for the remaining 1,000,000 shares.
    The Company has reserved 9,090,909 shares of common stock for issuance upon conversion of the securities sold on October 20, 1994, in a private placement (the "Placement"), if necessary. The Company has also reserved approximately 339,300 shares of common stock for issuance upon exercise of options under its current incentive stock option plan.

        The Company sold the following securities to four institutional investors in the Placement: (a) 727,273 shares of its 8% Exchangeable Convertible Preferred Stock (the "Preferred Stock"), $.01 par value, having an aggregate liquidation preference of $20,000,000, (b) $500,000 aggregate principal amount of its 9.75% Series A Convertible Subordinated Notes due 2004 (the "Series A Notes") and (c) $4,500,000 aggregate principal amount of its Adjustable Rate Series B Notes due 2004 (the "Series B Notes" and, together with the Series A Notes, the "Notes"). Gross proceeds from the Placement were $20 million for the Preferred Stock and $5 million for the Notes. The proceeds were used to pay down the Company's revolving bank credit facility.

        See  Note  13   to  the consolidated  financial  statements  for
   information regarding revenues, operating profit and identifiable assets of the Company's segments.

   Recent Developments:

   Oil and Gas Operations

        The Company acquired Trax Petroleums Limited ("Trax"), a Canadian oil and gas exploration and development company headquartered in Calgary, Alberta, Canada effective January 31, 1996. The acquisition was made through Northern Arch Resources Ltd., a wholly- owned Canadian subsidiary of the Company. The acquisition purchase price was approximately $7.6 million. The Company changed the name of Trax to Arch Petroleum Ltd. effective March 31, 1997.

        The Company consummated an agreement with Chevron U.S.A. Inc. to purchase certain oil and gas properties for a cash consideration of $17.9 million on March 31, 1994. The Company borrowed the purchase price through its bank credit facility. The properties, located in Lea County, New Mexico, included interests in approximately 130 producing oil and gas wells. The Company operates and has a significant working interest in the majority of these properties. The has drilled and recompleted approximately 75 wells in this area since the purchase.

        The Company sold a volumetric production payment (the "VPP") to Enron Reserve Acquisition Corp. ("Enron") for $24.3 million in November 1992. The Company contracted to deliver to Enron the equivalent of approximately 17.9 Bcf of natural gas from Company operated properties in the Keystone Ellenburger Field ("Keystone") over 5.7 years beginning in December 1992. The Company is responsible for all costs of production, development and marketing of the dedicated gas. The deferred revenue associated with this transaction is recognized as the dedicated gas is delivered to Enron. In May 1993 the Railroad Commission of Texas ("RRC") amended the field rules for Keystone reducing the allowable production. Subsequent to this ruling, the Company has not been able to produce sufficient gas to satisfy the monthly delivery obligation to Enron. This created a gas delivery deficiency under the VPP. During April 1997, the RRC further reduced the allowable production from Keystone. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the consolidated financial statements, for additional discussion of this matter.

   Natural Gas Pipeline Operations

        The Company acquired a 50% membership interest in Onyx in January 1993. The Company entered into an agreement to sell it's entire 50% membership interest in Onyx on July 10, 1997. The transaction was closed on July 31, 1997, and was effective June 30, 1997. Onyx owns four pipelines (approximately 25 miles) which supply natural gas to four electric power plants owned by Central Power and Light ("CPL") in Nueces, Hidalgo, Webb and San Patricio Counties, in South Texas. Onyx's contract with CPL includes a provision for a portion of the base load to the four plants. Onyx also competes to supply additional quantities of gas which the plants require. Onyx also owns other pipelines, including approximately 40 miles of gathering systems.

        The Company, in conjunction with Central States Energy Corporation ("CSE"), formed Saginaw and ING in July 1992. Concurrent with this event, Saginaw acquired a 6_ pipeline that extends approximately 100 miles from Wichita Falls, Texas to Saginaw, Texas. ING was formed to market the sales and transmission of natural gas through the Saginaw pipeline. The Company purchased CSE's 20% membership interest in Saginaw and ING on September 27, 1995. The Company now owns a 95% membership interest in Saginaw and ING.

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

   Customers:

        The Company has sold and will continue to market its oil and gas products to a number of purchasers and does not believe that the loss of any single purchaser of its crude oil, condensate or natural gas production would adversely affect its operations. During the year ended December 31, 1997, the Company sold to three customers that represented 62% of total revenues from oil and gas sales: Genesis Crude Oil, L.P. (29%), Richardson Products Company (21%) and Enron Gas Marketing (12%).

        Onyx sold natural gas to approximately sixty customers in 1997. CPL was the largest customer of the Company, representing 50% of gross revenues from pipeline sales.

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

        Marketing competition is affected in part by the production levels of crude oil, crude oil imports, the proximity of pipelines to producing properties and the regulation by states of allowable rates of production. All of these variable factors are dependent on economic and political forces which cannot be accurately predicted in advance.

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

        All of these changes affect both gas producers and marketers. However, the changes have not materially adversely affected the Company operations.

        The states in which the Company conducts oil and gas activities also regulate oil and gas production. Such rules may control the method of developing new fields, the maximum daily production allowed from a well and the operation of a well.

   Employees:

        The Company had 42 full-time employees as of February 28, 1998. These employees are not represented by labor unions and the Company considers its employee relations to be satisfactory.

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

   Oil and Gas Reserves:

        A description  of the  Company's net  quantity  of oil  and  gas reserves is contained in the Unaudited Supplemental Oil and Gas Disclosures of the accompanying consolidated financial statements. All domestic oil and gas reserves were estimated by Ryder Scott Company, independent petroleum engineers, and are detailed in a report prepared for the exclusive use of the Company. The APL (Canadian) oil and gas reserves were estimated by Ryder Scott Company and Sproule Associates Limited, both independent petroleum engineers in Canada in 1997 and 1996, respectively. All such estimations were made in accordance with regulations promulgated by the Securities and Exchange Commission ("SEC"). The reserve reports are available for examination at the corporate headquarters.

        The Company has no long-term supply or similar agreements with foreign governments or authorities. The Company has not filed with or included in reports to any federal authority or agency, other than the SEC, any estimate of total proved net oil and gas reserves since December 31, 1996. All of the Company's production, acreage and drilling activity is located in the United States and Western Canada.


        The Company operates in an industry that is subject to volatile prices for its products. Revenues from oil and gas production may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control.

        The following table sets forth a summary of the Company's oil and gas reserve quantities and present value of future net cash flows associated therewith.

                              United States      Canada        Total
   Present value of
    discounted future
    net cash flows before
    income taxes:
     December 31, 1997         $60,289,500    $ 8,422,300   $ 68,711,800
     December 31, 1996         101,701,100     11,775,700    113,476,800
     December 31, 1995          64,296,200           -        64,296,200

   Proved developed and
    undeveloped reserves:
     Oil (Bbls)
     December 31, 1997           5,060,500        812,900      5,873,400
     December 31, 1996           3,861,000        856,900      4,717,900
     December 31, 1995           4,030,200           -         4,030,200
     Gas (Mcf)
     December 31, 1997          68,430,700      6,575,000     75,005,700
     December 31, 1996          59,120,900      1,136,000     60,256,900
     December 31, 1995          61,286,300           -        61,286,300

   Proved developed
    reserves:
     Oil (Bbls)
     December 31, 1997           4,475,600        693,800      5,169,400
     December 31, 1996           3,128,400        809,900      3,938,300
     December 31, 1995           2,993,600           -         2,993,600
     Gas (Mcf)
     December 31, 1997          65,324,800      6,489,000     71,813,800
     December 31, 1996          54,981,200        504,000     55,485,200
     December 31, 1995          55,628,500           -        55,628,500


        The United States  figures above exclude  1.9 Bcf,  8.7 Bcf  and
   11.9 Bcf of proved gas reserves and $436,400, $2,960,600 and $11,672,700 of discounted future net cash flows (after operating expenses and severance taxes) at December 31, 1997, 1996 and 1995, respectively, which were sold to Enron in the VPP. See the Unaudited Supplemental Oil and Gas Disclosures in the accompanying consolidated financial statements for key factors and additional information related to the Company's reserve estimates.

   Wells Drilled:

        The following table shows the wells drilled by or participated in by the Company since 1995. Gross wells refer to the total number of wells in which the Company has an interest. Net wells are the gross wells multiplied by the Company's working interest in each well. A dry well is one that is found to be incapable of producing commercial amounts of oil or gas, and a productive well is one that is not dry.

                                     Gross Wells               Net Wells
                                  Produc-                 Produc-
                                  tive   Dry  Total       tive    Dry  Total
   Year Ended December 31, 1997:
     United States - Exploratory      2     1     3        1.5    1.0    2.5
     United States - Development    127     1   128       32.2     .5   32.7

     Canada - Exploratory             -     2     2          -    1.8    1.8
     Canada - Development             7     -     7        1.6      -    1.6

   Year Ended December 31, 1996:
     United States - Exploratory      1     2     3         .3    1.3    1.6
     United States - Development    150     -   150       24.4      -   24.4

     Canada - Exploratory             1     1     2         .3     .7    1.0
     Canada - Development             3     -     3        1.1      -    1.1

   Year Ended December 31, 1995:
     United States - Exploratory      -     4     4          -    2.2    2.2
     United States - Development    110     -   110       13.4      -   13.4

     Canada - Exploratory             -     -     -          -      -      -
     Canada - Development             -     -     -          -      -      -



   Leases and Wells Owned:

        At December 31, 1997, the Company owned interests in the following acreage.

                          United States      Canada       Total
   Developed acres:
     Gross                    67,017         35,223      102,240
     Net                      16,950          3,810       20,760

   Undeveloped acres:
     Gross                    74,435        106,705      181,140
     Net                      23,452         51,777       75,229

        See also the discussion of Proposed Drilling Activity and Acquisitions. As of December 31, 1997, the Company's interests in wells owned were as follows:

                         Total           United States           Canada
                    Gross       Net     Gross      Net      Gross       Net
        Type        Wells     Wells     Wells     Wells     Wells      Wells
        Oil         1,209     363.7     1,076     344.8      133        18.9
        Gas           134      62.8       131      62.2        3          .6
                    1,343     426.5     1,207     407.0      136        19.5

   Production:

        The following table reflects net quantities of oil (including condensate and natural gas liquids) and of gas produced, the average price received per barrel of oil and per Mcf of gas and the average production (lifting) cost per equivalent barrel.


                                           1997         1996        1995
   Oil volumes (Bbl):
     United States                        528,400      459,300     382,100
     Canada                               128,600      120,300        -
            -
        Total                             657,000      579,600     382,100


   Average Oil Prices ($/Bbl):
     United States                         $19.47       $21.59      $17.28
     Canada                                 19.17        18.81         -
        Composite                          $19.41       $21.02      $17.28

   Gas volumes (Mcf):
     United States (1)                  5,076,500    6,596,400   7,382,900
     Canada                               182,500      152,200        -
        Total                           5,259,000    6,748,600   7,382,900

   Average Gas Prices ($/Mcf):
     United States (1)                      $2.10        $1.73       $1.32
     Canada                                  1.08         1.06         -
        Composite                           $2.07        $1.72       $1.32

   Average Lifting Cost per
    Equivalent Barrel (2):
      United States                         $5.76        $4.87       $4.45
     Canada                                  6.47         4.80         -
        Composite                           $5.83        $4.86       $4.45

   (1) Includes production payment natural gas volumes (Mcf) of 1,713,900, 2,751,100 and 3,090,400 at an average price of $1.20,
   $0.83 and $1.11 for the years ended December 31, 1997, 1996 and 1995, respectively.

   (2) Equivalent barrels are calculated using a conversion factor of six Mcf of gas to one barrel of oil. Costs include severance and ad valorem taxes.


   Proposed Drilling Activity and Acquisitions:

        The Company was very successful drilling new developmental wells and recompleting existing wells in 1997. This coming year the Company has budgeted approximately $16.6 million to its oil and gas capital expenditures program. Domestically, the Company has budgeted $4.7 million for eight new wells and fifteen recompletions in southeast New Mexico. This area continues to lead the Company's growth both in production and additional reserves. In total current plans call for the drilling of approximately thirty new wells and the recompletion of approximately twenty-one existing wells in the United States for approximately $7.1 million.

        The Company was also successful in the development drilling efforts by APL in 1997. Current year plans include eighteen new wells for approximately $9.5 million. APL also increased its acreage positions and expanded its 3-D seismic coverage in 1997.

        Saginaw also anticipates expansion and growth opportunities in the coming year. In addition to the existing business of gas transportation and marketing, it is evaluating its participation in several power generation projects. Most of these projects represent opportunities for profitable activities in our existing lines of business while adding another dimension to our future potential.

   ITEM 3.  LEGAL PROCEEDINGS

        From time to time the Company is involved in litigation arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, from lawsuits currently pending would not materially affect the Company's financial condition or operations.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No  matters  were   submitted  to  a   vote  of  the   Company's
   shareholders during the quarter ended December 31, 1997.

                                  PART II

   ITEM 5.    MARKET  FOR COMPANY'S  COMMON  STOCK AND  RELATED  SHARE-
   HOLDER MATTERS

        The Company's common stock trades on the NASDAQ National Market under the symbol " ARCH" . The following table sets forth the high and low prices of the Company's stock as reported by NASDAQ for the period from January 1, 1996, through December 31, 1997. These price quotations represent prices between dealers, do not include retail mark ups, mark downs, commissions or other adjustments and do not necessarily represent actual transactions. On March 31, 1998, the closing price for the Company's common stock was $ 2.500.

                                        1997                 1996
              Quarter             High       Low        High      Low

              First              $3.375    $2.250     $2.938     $1.938
              Second              3.281     2.438      2.688      2.000
              Third               3.875     2.938      2.750      1.688
              Fourth              3.688     2.219      3.031      2.250

        There were approximately 1,390 shareholders of record as of December 31, 1997.

        No cash dividends have been paid  on common stock to date.   See
   Note 7 to the consolidated financial statements for discussion of restriction related to common stock dividends. The Company intends to maintain a policy of retaining earnings for use in the expansion of business.

        Transfer Agent:                Harris Trust and Savings Bank
                                       P. O. Box 755
                                       Chicago, IL  60690-0755

        Investor Relations:            Arch Petroleum Inc.
                                       Attention: Larry Shannon
                                       777 Taylor Street, Suite II
                                       Fort Worth, Texas  76102

   ITEM 6.   SELECTED FINANCIAL DATA

        The selected financial information set forth below was derived from the consolidated financial statements of the Company included in this report (see Item 8) and should be read in conjunction with them and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   Year Ended December      1997      1996     1995     1994      1993
   31, (In Thousands,
   except per share data)

   OPERATING DATA:
   Operating revenues (1)  $80,862  $ 99,926 $66,590   $82,696   $44,148

   Oil and gas sales        23,622    23,748   16,379    8,730     8,105

   Pipeline sales           51,392    74,309   49,249   73,525    35,572

   Exploration expense       1,134       593      898    1,641       157

   Net income (loss)         2,828     3,022    (164)  (1,830)       176

   Preferred stock
   dividends                 1,600     1,600    1,600      311      -

   Net income (loss)
    available per common
    share - basic             0.07      0.08    (0.10)   (0.12)     0.01

   Weighted average
    common shares
    outstanding             17,294    17,159   17,141   17,183    17,054


   BALANCE SHEET DATA:

   Total assets            $93,171  $101,039  $79,672  $78,025   $51,069

   Deferred revenue          2,123    12,528   16,037   20,690    21,499

   Non-recourse
    production
    payment obligation      13,317      -        -        -         -

   Long-term debt,
    less current
    maturities              30,000    30,134   17,821    9,632     6,500

   Convertible
    subordinated notes       5,000     5,000    5,000    5,000      -

   Convertible preferred
    stock                   20,000    20,000   20,000   20,000      -

   Shareholders' equity     10,138     9,065    7,595    9,490    11,679

   No cash dividends have been paid on common stock since inception. See Note 7 to the consolidated financial statements for discussion of restriction on common stock dividends.

   (1) - Operating revenues for 1997 include a gain of $5,046,000 from the sale of pipeline subsidiary. See Note 3 to the consolidated financial statements. Operating revenues for 1996 include a gain of $1,037,000 from the sale of certain oil and gas properties. See Note 2 to the consolidated financial statements.


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        With the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties including, but not limited to, oil and gas price fluctuations, economic conditions, reserve estimates, interest rate fluctuations, the regulatory and political environments, estimated volumes of gas to be delivered pursuant to the VPP and other risks indicated in filings with the Securities and Exchange Commission.

        The Company operates in an industry that is subject to volatile prices for its products. Cash flows from operations may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control.

        The  following  review  of  operations  for  the   years   ended
   December 31, 1997, 1996 and 1995 should be read in conjunction with the consolidated financial statements presented elsewhere.

   CAPITAL RESOURCES AND LIQUIDITY

   Financial Position. At December 31, 1997 the Company's total assets were $93.2 million compared to $101.0 million at December 31, 1996. Oil and gas properties increased $11.5 million as a result of development drilling as well as the recompletion of existing wells, chiefly in New Mexico and North Texas and $3.1 million as a result of additional drilling in Canada. The Company's working capital ratio was 1.07 and 1.05 at December 31, 1997 and 1996, respectively.

        The Company participates in two bank credit facilities: the Third Restated Revolving Credit Loan Agreement among the Company and Bank One, Texas, N.A., the Agent bank and other banks (the " Domestic Revolver"), and the Credit Agreement among APL and Bank of Montreal, the Canadian Agent bank (the " Canadian Revolver" ). Together, the agent bank and the Canadian Agent bank (the "Lenders"). The two credit facilities are separate bank revolvers.

        The Company's Revolvers are in place for use by the Company at its discretion for certain activities including drilling, development and acquisition of oil and gas properties. The Company has borrowed $16.5 million and $13.5 million against the Domestic and Canadian Revolvers at December 31, 1997, respectively. The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Revolver facility is $50.0 million. The borrowing base was redetermined and amended effective August 1, 1997, and the borrowing base is currently allocated $23.0 million Domestic and $14.0 million Canadian. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1999. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders' Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The effective interest rate was 8.15% at December 31, 1997.

        The Onyx Term Loan Agreement (the " Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994 (last amended  September  30,  1994,  the  first  amendment), is a separate facility and provided Onyx with $5.0 million. The Onyx Note is collateralized by certain of Onyx's pipelines, gathering facilities and related transportation contracts.

        The Company closed the sale of its interest in Onyx on July 31, 1997, and realized approximately $8.1 million in cash. The Company used $7.8 million of the proceeds to pay down the Domestic Revolver as of July 31, 1997. As a result of the sale of Onyx, the Company is no longer a party to the Onyx Note described above and does not guarantee that facility as of July 31, 1997. All collateral requirements and security instruments formerly associated with the Onyx Note were released and cleared as regards to the Company as of July 31, 1997.

        The Revolvers contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to net worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company is currently in compliance with the covenants in loan agreements. The Company has no other unused lines of credit.

        The Company sold 727,273 shares of its 8% Exchangeable Convertible Preferred Stock having a liquidation preference of $20,000,000 and Convertible Subordinated Notes of $5,000,000 in the Placement in 1994. The Preferred Stock accrues annual dividends at the rate of $2.20 per share. Dividends are payable semiannually ($1.6 million in 1997). The Notes bear interest at 9.75%. Interest on the unpaid principal balance of the Notes is payable quarterly ($0.5 million in 1997).

        The VPP sold to Enron generated $24.3 million cash in 1992. The Company contracted to deliver to Enron the equivalent of approximately 17.9 Bcf of natural gas volumes from Keystone beginning December 1, 1992. The Company is responsible for all costs of production, development and marketing of these dedicated gas volumes. The VPP gas reserves dedicated to Enron are excluded from the Unaudited Supplemental Oil and Gas Disclosures, herein.

        Certain rulings by the RRC in May 1993, which affected all the Keystone operators, curtailed the production of natural gas from this field. These production curtailments created delays in the Company's scheduled volume deliveries to Enron. The VPP provides a mechanism to remedy both under and over delivery of scheduled volumes. The under deliveries of production payment volumes are converted into a volumetric obligation which is also denominated in dollars (the
   "Remedy Adjustment"), which is calculated on a monthly basis by multiplying the deficient volumes by the market price of the gas at the end of that month. In addition, the VPP provides for interest at 10% per year on the outstanding Remedy Adjustment. This Remedy Adjustment is satisfied by proceeds received from the sale of dedicated hydrocarbons from Keystone in excess of the future scheduled volume deliveries. The Company remitted $0.3 million, $1.2 million and $1.2 million to Enron during 1997, 1996 and 1995, respectively, in satisfaction of a portion of the Remedy Adjustment.

        During 1997, the RRC imposed further production limitations of natural gas from Keystone. It became evident at that time that the Company would incur significant future deficiencies and interest under the VPP. Accordingly, in 1997 the Company has reclassified amounts due under the Remedy Adjustment from Deferred revenue to Non-recourse production payment obligation in the accompanying financial statements. At December 31, 1997 the Company has treated the past deficiencies as a repurchase of the volumetric production payment and therefore approximately 6.0 Bcf associated with these deficiencies have been restored to the Company's unaudited Supplemental Oil and Gas disclosures, herein.

        The Company anticipates that the RRC will continue to impose production limitations for Keystone in 1998 that will create additional deficiencies in scheduled volume deliveries. The scheduled volumes deliverable during 1998 under the VPP at December 31, 1997 are approximately 1.9 Bcf. In 1997, interest expense of $1.0 million relating to the Remedy Adjustment is reflected in the accompanying consolidated financial statements.

   Sources and Uses of Capital Resources. In 1997 the Company's chief sources of funds were: $8.1 million from the sale of Onyx, $6.3 million from operations and $1.4 million (net) from its bank credit facilities. These funds were primarily used to: fund $11.1 million of domestic drilling, primarily in New Mexico and North Texas, $3.1 million for the drilling of new wells in Canada, including construction of supporting facilities and pipelines and $1.6 million for preferred stock dividends.

        In 1996  the Company's chief sources of funds were $11.1 million
   (net) from its bank credit facilities and $5.9 million from operations. These funds were used to: purchase its Canadian subsidiary, APL, for $7.6 million, to drill new wells and develop existing leases domestically and in APL for a total of $7.9 million, to pay $1.6 million of preferred stock dividends and to fund $1.8 million in working capital changes.

        In 1995 the Company's principal sources of funds were $8.2 million (net) from its bank credit facilities and $1.2 million from operations. These funds were consumed by: funding $6.1 million for development of existing properties in New Mexico and Texas and providing $1.8 million to financing activities including $1.6 million in preferred stock dividends and $0.2 illion for treasury shares.

        The Company was very successful drilling new developmental wells and recompleting existing wells in 1997. This coming year the Company has budgeted approximately $16.6 million to its oil and gas capital expenditures program. Domestically, the Company has budgeted $4.7 million for eight new wells and fifteen recompletions in southeast New Mexico. This area continues to lead the Company's growth both in production and additional reserves. In total current plans call for the drilling of approximately thirty new wells and the recompletion of approximately twenty-one existing wells in the United States for approximately $7.1 million.

        The Company was also successful in the developmental drilling efforts by APL in 1997. Current year plans include eighteen new wells for approximately $9.5 million. APL also increased its acreage positions and expanded its 3-D seismic coverage in 1997.

        Saginaw also anticipates expansion and growth opportunities in the coming year. In addition to the existing business of gas transportation and marketing, it is evaluating its participation in several power generation projects. Most of these projects represent opportunities for profitable activities in our existing lines of business while adding another dimension to our future potential.

        The Company believes that it has sufficient cash flows and available borrowing base in the Revolvers to fund its anticipated drilling, development and acquisition programs for 1998 as well as its debt service and preferred stock dividend requirements. Additionally, the Company expects to meet its current operating cash requirements from cash flows provided by current operations. Management believes that the Company can continue to generate, or obtain through other alternatives, resources sufficient to meet cash requirements for future acquisition opportunities.

   RESULTS OF OPERATIONS

                     Year ended December 31, 1997 compared to
                           year ended December 31, 1996

        The Company recorded net income before dividends of $2,828,000 in 1997 as ompared to net income of $3,022,000 before dividends in 1996. Total revenues and expenses decreased as a result of diminished natural gas pipeline segment operations after the sale of Onyx effective June 30, 1997. Net income was decreased primarily as a result of lower oil and gas prices during 1997.


        Revenues from oil and gas sales decreased $126,000 in 1997 as compared to 1996. Oil production increased to 657,000 barrels in 1997 as compared to 580,000 barrels in 1996, resulting in a $1,622,000 sales increase. The Company has begun realizing production from the new wells drilled during 1997. The average price received for oil was $19.41 in 1997 as compared to $21.02 in 1996, resulting in a $1,052,000 sales decrease. Gas production in 1997 decreased to 5,259,000 Mcf as compared to 6,749,000 Mcf in 1996, resulting in a $2,553,000 sales decrease. The decrease in gas production is attributable primarily to the reduced allowable production from Keystone. The average price received for gas increased to $2.07 in 1997 as compared to $1.72 in 1996, resulting in a $1,857,000 sales increase. The average price received for gas excluding certain production payment volumes was $2.72 in 1997 as compared to $2.32 in 1996.

        Lease operating expenses (" LOE") related to oil and gas properties increased $680,000 as a result of the new wells drilled during 1997 and general increases in the cost of services. Lifting costs per equivalent barrel increased in 1997 to $5.83 from $4.86 in 1996, primarily as a result of decreased gas production from Keystone. Exploration expense increased $541,000 as a result of three uneconomic exploratory wells drilled by the Company during the current year.

        Depletion, depreciation and amortization increased only $207,000 in 1997 primarily as a result of the decreased gas production from Keystone. General and administrative expenses remained relatively constant primarily as a result of the Onyx sale effective June 30, 1997. Interest expense increased $1,183,000 in 1997 primarily due to interest of $1,049,000 related to the VPP Remedy Adjustment.

        The Company recognizes a deferred tax asset in APL. No valuation allowance was provided against this deferred tax asset since it is management's belief that it is more likely than not that this deferred tax asset will be utilized. See Note 8 to the consolidated financial statements.


                     Year ended December 31, 1996 compared to
                           year ended December 31, 1995

        The Company recorded net income before dividends of $3,022,000 in 1996 as compared to a net loss of $164,000 before dividends in 1995. Net income increased due to higher oil and gas sales and improved margins on pipeline sales. In addition, the Company recognized a pre- tax gain of $1,037,000 on the sale of certain oil and gas properties located in West Texas, in April 1996. There was also a corresponding increase in almost all categories of costs and expenses.

        Pipeline sales increased $25,060,000 in 1996 as compared to 1995, but were offset by an increase in natural gas purchases of $24,450,000. The increase in sales and purchases is due primarily to the increase in the cost of gas which averaged $2.19 in 1996 as compared to $1.52 in 1995. During 1996 natural gas was sold at an average price of $2.38 as compared to $1.58 in 1995. Gross margin increased by $610,000 in 1996 to $3,000,000.

        Revenues from oil and gas sales increased $7,369,000 in 1996 as compared to 1995. Oil and gas revenues attributable to APL were $2,425,000 during 1996. Increased production from the New Mexico properties as a result of the development and exploitation program and higher average oil and gas prices also contributed to the increase in sales. Oil production increased to 580,000 barrels in 1996 as compared to 382,000 barrels in 1995, resulting in a $3,414,000 sales increase. The increase in oil production is due to the Company's successful drilling and development program in New Mexico as well as the APL production (120,000 barrels). The average price received for oil was $21.02 in 1996 as compared to $17.28 in 1995, resulting in a $2,163,000 sales increase. Gas production in 1996 decreased to 6,749,000 Mcf as compared to 7,383,000 Mcf in 1995, resulting in a $840,000 sales decrease. The decrease in gas production is attributable primarily to the reduced allowable production from Keystone. The average price received for gas increased to $1.72 in 1996 as compared to $1.32 in 1995, resulting in a $2,632,000 sales increase. The average price received for gas excluding certain production payment volumes was $2.32 in 1996.

        LOE related to oil and gas properties increased $905,000 primarily as a result of the addition of the APL operations. LOE was $699,000 for APL during 1996. The new wells successfully completed in New Mexico also added to LOE. Lifting costs per equivalent barrel (including APL operations) increased in 1996 to $4.86 from $4.45 in 1995. Exploration expense decreased $305,000 in 1996 as compared to 1995. Depletion, depreciation and amortization (" DD&A") increased $1,515,000 in 1996 as a result of increased production, primarily from the New Mexico operations, as well as the added APL operations. DD&A was $1,139,000 for APL in 1996.

        General and administrative expenses increased $852,000 in 1996 as compared to 1995, as a result of increased personnel costs and the addition of APL. General and administrative expense was
   $589,000  for  APL  in  1996.    Interest expense  increased $992,000
   as  a  result  of  the  increased  outstanding bank debt during 1996.

        For the years ended December 31, 1997, 1996 and 1995, the Company recorded income tax expense of $1,818,000, $1,438,000 and ($86,000) respectively, resulting in effective tax rates of 37.5%, 32.3% and (34.0%). The Company's provision for income taxes was less than the statutory federal rate of 35% due to statutory depletion deductionsin 1996 and 1995. The Company also recognized a deferred tax asset related to APL. No valuation allowance was provided against this deferred tax asset since it was management's belief that it was more likely than not that this deferred tax asset would be utilized. See Note 8 to the consolidated financial statements.

   ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                            ARCH PETROLEUM INC.
      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                         Page

   Reports of Independent Accountants.................................... 17

   Consolidated Balance Sheets at December 31, 1997 and 1996............. 19

   Consolidated Statements of Operations for years ended December 31,
        1997, 1996 and 1995 ............................................. 21

   Consolidated Statements of Changes in Shareholders' Equity for
        years ended December 31, 1997, 1996 and 1995 .................... 22

   Consolidated Statements of Cash Flows for years ended December 31,
        1997, 1996 and 1995 ............................................. 23

   Notes to Consolidated Financial Statements............................ 24

   Unaudited Supplemental Oil and Gas Disclosures........................ 37

   Index to Exhibits..................................................... 44

        All other schedules and compliance information are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.







        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Shareholders and Board of Directors of Arch Petroleum Inc.


        We have audited the accompanying consolidated balance sheet of Arch Petroleum Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arch Petroleum Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended December 31, 1997, in conformity with generally accepted accounting principles.

   Fort Worth, Texas                            ARTHUR ANDERSEN LLP
   April 15, 1998

                    REPORT OF INDEPENDENT ACCOUNTANTS



   To the Shareholders and Board of Directors of Arch Petroleum Inc.


   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Arch Petroleum Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

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



   Price Waterhouse LLP

   Fort Worth, Texas
   March 25, 1997

                            ARCH PETROLEUM INC.
                        CONSOLIDATED BALANCE SHEETS


                                             December 31,   December 31,
                                                  1997          1996
   ASSETS

   Current Assets:
      Cash and cash equivalents                $2,160,000     $3,192,000
      Accounts receivable - trade               3,585,000     15,948,000
      Accounts receivable - related parties       729,000        423,000
      Prepaid expenses and other                  544,000        968,000

         Total current assets                   7,018,000     20,531,000

   Property and Equipment, at cost:
      Oil and gas properties accounted for
         by successful efforts method          99,178,000     81,620,000
      Natural gas pipelines                     5,657,000     12,361,000
      Furniture, fixtures and other equipment   1,033,000      1,038,000

                                              105,868,000     95,019,000
      Less accumulated depletion,
         depreciation and amortization         25,320,000     19,617,000

         Net property and equipment            80,548,000     75,402,000

   Accounts receivable - related parties        1,406,000      1,403,000
   Notes receivable - related parties           1,874,000      1,759,000
   Deferred income taxes                        1,511,000        705,000
   Other                                          814,000      1,239,000

                                              $93,171,000   $101,039,000



           The accompanying notes are an integral part of these consolidated financial statements.



                            ARCH PETROLEUM INC.
                        CONSOLIDATED BALANCE SHEETS


                                               December 31,    December 31,
                                                   1997           1996
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable                           $6,239,000     $16,193,000
      Accounts payable - related parties               -          1,971,000
      Current maturities of long-term debt             -          1,119,000
      Preferred stock dividends payable             311,000         311,000

         Total current liabilities                6,550,000      19,594,000

   Long-term debt, less current maturities       30,000,000      30,134,000
   Non-recourse production payment obligation    13,317,000            -
   Deferred revenue                               2,123,000      12,528,000
   Convertible subordinated notes                 5,000,000       5,000,000
   Deferred federal income taxes                  5,770,000       3,450,000
   Other liabilities                                273,000         186,000
   Minority interest in consolidated
    subsidiaries                                       -          1,082,000

   Exchangeable convertible preferred
    stock, $.01 par value, 727,273
    shares authorized, issued and
    outstanding                                  20,000,000      20,000,000

   Shareholders' Equity:
      Preferred stock, $.01 par value,
       1,000,000 shares authorized,
       727,273 issued as exchangeable
       convertible preferred stock                     -               -

      Common stock, $.01 par value,
       50,000,000 shares authorized,
       17,321,804 and 17,271,804
       shares issued and outstanding,
       respectively                                 173,000         172,000

      Additional paid-in capital                  6,137,000       6,012,000

      Employee notes for stock purchases         (1,047,000)     (1,022,000)

      Treasury stock, 100,000 shares               (206,000)       (206,000)

      Cumulative translation adjustment            (219,000)         37,000

      Retained earnings                           5,300,000       4,072,000

         Total shareholders' equity              10,138,000       9,065,000

   Commitments and contingencies
    (Note ____)

                                                $93,171,000    $101,039,000

             The accompanying notes are an integral part of these
                     consolidated financial statements.






                            ARCH PETROLEUM INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Year Ended December 31,
                                          1997          1996         1995
   Revenues:
     Oil and gas sales                $23,622,000   $23,748,000   $16,379,000
     Pipeline sales                    51,392,000    74,309,000    49,249,000
     Interest and other                   802,000       832,000       962,000
     Gain on sale of properties         5,046,000     1,037,000          -
                                       80,862,000    99,926,000    66,590,000


   Costs and Expenses:
     Oil and gas lease operations       8,761,000     8,081,000     7,176,000
     Natural gas purchases and
      pipeline operations              49,175,000    71,309,000    46,859,000
     Exploration                        1,134,000       593,000       898,000
     Depletion, depreciation and
      amortization                      7,111,000     6,904,000     5,389,000
     General and administrative         5,197,000     5,060,000     4,208,000
     Interest                           4,040,000     2,857,000     1,865,000
     Foreign currency transaction loss    492,000        40,000          -
     Minority interest in income of
      consolidated subsidiaries           448,000       622,000       445,000

                                       76,358,000    95,466,000    66,840,000

   Income (loss) before income taxes
    and dividends                       4,504,000     4,460,000      (250,000)

   Income tax expense (benefit)         1,676,000     1,438,000       (86,000)

   Net income (loss)                    2,828,000     3,022,000      (164,000)

   Dividends on preferred stock         1,600,000     1,600,000     1,600,000

   Net income (loss) available to
     common shareholders             $  1,228,000    $1,422,000   $(1,764,000)

   Net income (loss) available
     per common share -                $     0.07    $     0.08   $     (0.10)
     basic and diluted

   Weighted average common
     shares outstanding - basic        17,294,000    17,159,000    17,141,000


           The accompanying notes are an integral part of these consolidated financial statements.


                                                    ARCH PETROLEUM INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       Years Ended December 31, 1997, 1996 and 1995


                                                                            Employee
                                                    Additional                Notes      Cumulative
                   Common     Treasury    Common     Paid-in    Treasury    for Stock    Translation      Retained   Shareholders'
                   Shares      Shares      Stock     Capital     Stock      Purchases    Adjustment       Earning       Equity
Balance -
    December
     31, 1994     17,186,404            $  172,000  $5,809,000             $  (905,000)                 $ 4,414,000   $ 9,490,000

Preferred
 stock dividends        -                     -           -                       -                      (1,600,000)   (1,600,000)
Purchase
 of treasury
 shares                 -      100,000        -           -    $ (206,000)        -                            -         (206,000)
Issue stock
 as compensation      30,000      -           -         60,000       -            -                            -           60,000
Issue stock for
 interest in
 subsidiary           25,000      -           -         75,000       -            -                            -           75,000
Repayment of
 employee note          -         -           -           -          -          14,000                         -           14,000
Interest on
 employee notes         -         -           -           -          -         (74,000)                        -          (74,000)
Net loss                -         -           -           -          -            -                        (164,000)     (164,000)

Balance -
    December
     31, 1995     17,241,404   100,000     172,000   5,944,000   (206,000)    (965,000)                   2,650,000     7,595,000

Preferred
 stock dividends        -         -           -           -          -            -                      (1,600,000)   (1,600,000)
Exercise of
 stock options           400      -           -          1,000       -            -                            -            1,000
Issue stock
 as compensation      30,000      -           -         67,000       -            -                            -           67,000
Interest on
 employee notes         -         -           -           -          -         (57,000)                        -          (57,000)
Translation
 adjustment             -         -           -           -          -            -       $  37,000            -           37,000
Net income              -         -           -           -          -            -            -          3,022,000     3,022,000

Balance -
    December
     31, 1996     17,271,804   100,000     172,000   6,012,000   (206,000)  (1,022,000)      37,000       4,072,000     9,065,000

Preferred
 stock dividends        -         -           -           -          -            -            -         (1,600,000)   (1,600,000)
Exercise of
 stock options        20,000      -           -         39,000       -            -            -               -           39,000
Issue stock
 as compensation      30,000      -          1,000      86,000       -            -            -               -           87,000
Interest on
 employee notes         -         -           -           -          -         (64,000)        -               -          (64,000)
Repayment of
 employee note          -         -           -           -          -          39,000         -               -           39,000
Translation
 adjustment             -         -           -           -          -            -        (255,000)           -         (256,000)
Net income              -         -           -           -          -            -            -          2,828,000     3,074,000

Balance -
    December
     31, 1997     17,321,804   100,000   $ 173,000  $6,137,000 $ (206,000)$ (1,047,000)    (219,000)    $ 5,300,000  $ 10,138,000


                      The accompanying notes are an integral part of these consolidated financial statements.



                             ARCH PETROLEUM INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS




                                           Year Ended December 31,
                                        1997          1996          1995
   Cash flows from operating
    activities:
     Net income (loss)               $2,828,000    $3,022,000    $ (164,000)
     Adjustments to reconcile to
       net cash provided (used) by
       operations:
     Depletion, depreciation and
       amortization                   7,111,000     6,904,000     5,389,000
     Deferred taxes                   1,676,000     1,438,000       (86,000)
     Deferred revenue                (2,050,000)   (2,309,000)   (3,457,000)
     Dry hole costs and other           915,000       387,000       340,000
     Interest on notes receivable
       and other                       (179,000)     (213,000)     (198,000)
     Interest on production
      payment obligation              1,049,000          -             -
     Issue shares for compensation       87,000        64,000        35,000
     Minority interest in net income
       of consolidated subsidiaries     448,000       622,000       445,000
     Foreign currency transaction
       loss                             492,000        40,000          -
     Gain on sale of assets          (5,046,000)   (1,037,000)         -
                                      7,331,000     8,918,000     2,304,000

  Change in accounts receivable       3,299,000    (8,266,000)      319,000
     Change in other current assets     308,000      (406,000)       93,000
     Change in accounts receivable
       - related parties               (401,000)     (612,000)         -
     Change in accounts payable and
       other current liabilities     (3,882,000)    7,466,000      (352,000)
     Production payment remedy
       adjustment                      (312,000)   (1,200,000)   (1,196,000)

   Net operating cash flows           6,343,000     5,900,000     1,168,000

   Cash flows from investing
     activities:
     Capital expenditures           (14,551,000)   (9,334,000)   (6,428,000)
     Proceeds from sale of assets,
      net of cash disposed            7,260,000     1,601,000          -
     Notes receivable and other
       assets                           (80,000)     (181,000)     (101,000)
     Acquisition of subsidiary             -       (7,645,000)         -

   Net investing cash flows          (7,371,000)  (15,559,000)   (6,529,000)

   Cash flows from financing
     activities:
     Proceeds from bank borrowings   13,000,000    26,504,000    11,800,000
     Payments of bank debt           (11,564,000)  (15,371,000)  (3,612,000)
     Proceeds from note payable -
       minority interestholder            82,000       744,000         -
     Purchase of treasury shares
       from related party                   -             -        (206,000)
     Preferred stock dividends        (1,600,000)   (1,600,000)  (1,600,000)
     Other                                78,000          -            -

   Net financing cash flows               (4,000)   10,277,000    6,382,000

   Change in cash and cash
     equivalents                      (1,032,000)      618,000    1,021,000

   Cash and cash equivalents at
     beginning of period               3,192,000     2,574,000    1,553,000

   Cash and cash equivalents at
     end of period                 $   2,160,000   $ 3,192,000   $2,574,000

           The accompanying notes are an integral part of these consolidated financial statements.


                              ARCH PETROLEUM INC.
                  Notes to Consolidated Financial Statements

   1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation:

        Arch Petroleum Inc., a Delaware corporation, (together with its subsidiaries,"the Company") engages primarily in oil and natural gas exploration, development, production, transportation and marketing in the Southwestern United States and Western Canada. The Company is also active in the acquisition of interests in oil and gas leases, both producing and non-producing. Threshold Development Company ("TDC"), an oil and gas exploration company, owns approximately 13.9% of the Company's common stock as of December 31, 1997. Two of TDC's shareholders are also officers and directors of the Company.

        The Company acquired Trax Petroleums Ltd. on January 31, 1996, which was subsequently renamed Arch Petroleum Limited ("APL") effective March 31, 1997. See Note 4. The Company's consolidated financial statements include the results of APL from the January 31, 1996 acquisition date.

        In a special meeting on January 31, 1995, the Company's shareholders approved an amendment to the Company's articles of incorporation whereby the number of authorized shares of the Company's capital stock was increased from 26,000,000 shares to 51,000,000 shares. Common stock is designated for 50,000,000 shares and preferred stock is designated for the remaining 1,000,000 shares. The Company has reserved 9,090,909 shares of common stock for issuance upon conversion of the securities in a private placement (the "Placement"), if necessary. See Note 7. The Company has also reserved 339,300 shares of common stock for issuance upon exercise of options under its current incentive stock option plan.

        The consolidated financial statements include the accounts of the Company and its subsidiaries: APL and Northern Arch Resources Ltd. ("NARL"), both wholly-owned Canadian companies; Arch Production Company, wholly-owned; Saginaw Pipeline Company, L.C. ("Saginaw") and Industrial Natural Gas, L.C. ("ING"), 95% membership interest; and Onyx Pipeline Company, L.C., Onyx Gathering Company, L.C. and Onyx Gas Marketing Company, L.C. (all together, "Onyx"), 50% membership interest. The Onyx interests were sold in July 1997. See Note 3. All significant intercompany balances and transactions are eliminated.

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

   Supplemental Cash Flow Information:

        Cash paid for interest was $2,811,000, $2,731,000 and $1,466,000 during 1997, 1996, and 1995, respectively. The Company issued stock as compensation to a third party totaling $87,000, $67,000 and $60,000 during 1997, 1996 and 1995, respectively. The Company paid $241,000 in income taxes in 1997. During 1996 and 1995 the Company paid no income taxes.

   Revenue Recognition:

        The Company recognizes revenues as quantities of oil and gas are sold or volumes of gas are transported, and utilizes the entitlement method of accounting for gas imbalances. Under this method the gas segment recognizes revenue for its proportionate share of volumes sold. Any over-produced amount is recorded as deferred revenue and any under-produced amount is recorded as current revenue and revenue receivable. The Company had no significant over or under produced positions as of December 31, 1997 and 1996.

        The natural gas pipeline segment also utilizes the entitlement method, recognizing a receivable or payable for over or underdelivered volumes, as applicable. As of December 31, 1997 and 1996, the Company had net imbalance receivables of nil and $298,000, respectively.

   Foreign Currency Translation:

        The assets and liabilities of APL are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of shareholders' equity.


        The  Canadian  dollar  is   the  functional  currency  of   APL.
   Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

        Under the successful efforts method all costs capitalized are aggregated on an area basis and depleted using the units-of-
   production method based upon proved reserves as estimated by independent petroleum engineers.

        Interest is capitalized in accordance with the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost", during the periods of drilling (or preparation for drilling) and completing of wells or construction of natural gas pipelines. The Company has had no significant capitalized interest since 1994.

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

   Impairment of Assets:

        Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which had no impact upon the Company's financial condition or results of operations. As required, the Company periodically evaluates the realizability of its long-lived assets based upon expectations of undiscounted cash flows before interest. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the book value of the asset. Generally, the amount of impairment loss is measured as the difference between the net book value and the estimated fair value of the assets. There was no impairment provision required in 1997 or 1996.

   Keystone Ellenburger Field

        A water lifting program was encouraged by the Railroad Commission of Texas ("RRC") in 1993 to enhance future recovery of oil and gas from the Keystone Ellenburger Field ("Keystone") in Winkler County, Texas. The capitalized water lifting program costs arose from the recovery, transportation and re-injection of formation water in Keystone. The most significant costs are the following: rental of submersible electric pumps used to produce the formation water, electricity to power the submersible pumps and above-ground injection pumps, water disposal facilities and pipelines. The wells in the water lifting program, as well as the water disposal facilities used to collect and transport the water, are used exclusively for the lifting and re-injection of formation water and are specifically identified by the Company.

        The RRC amended the field rules in May 1993, regarding formation water production in Keystone. Subsequent to this ruling and until February 1995 the Company produced approximately 18.9 million barrels of formation water, thus earning and accumulating a bonus production allowable of approximately 9.5 million Mcf of natural gas. As a result, the Company incurred high water lifting costs without realizing the related natural gas revenues during this water lift period.


        The Company ceased capitalizing water lifting program costs on January 31, 1995 concurrent with the issue of modified field rules and commenced amortization of the deferred water production costs as the bonus production allowable is produced. The Company's net capitalized water production costs were $4.4 million and $4.6 million at December 31, 1997 and 1996, respectively. These costs are included in proved oil and gas properties. The Company amortized approximately $188,000 and $563,000 of the deferred water production costs in 1997 and 1996, respectively.

   Net Income Available Per Common Share:

        Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share" which prescribes standards for computing and presenting earnings per share and supersedes APB Opinion No. 15, "Earnings per Share." In accordance with SFAS No. 128, net income
   (loss) available per common share has been calculated based on the weighted average shares outstanding during the year and net income
   (loss) available per common share-assuming dilution, has been calculated assuming the exercise or conversion of all dilutive securities as of the beginning of the period, or as of the date of issuance, if later. Net income (loss) available to common shareholders is net income (loss) reduced by dividends on preferred stock.
        As of December 31, 1997 and 1996, there were 119,000 and 88,000 dilutive shares of stock options, respectively, which did not effect the EPs computation. As of December 31, 1995, stock options were anti-dilutive. The only other potentially dilutive securities the Company has outstanding as of December 31, 1997, 1996 and 1995, were exchangeable convertible preferred stock and convertible subordinated notes, which were convertible into 7,273,000 and 1,818,000 shares of common stock, respectively, in each of these periods.

   Income Taxes:

        Deferred tax liabilities and assets are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the current tax rates in effect at year-end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

   Stock Based Employee Compensation:

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes accounting and reporting standards for various stock based compensation plans. SFAS No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees". The Company has elected to continue to apply the provisions of Opinion 25. Under Opinion 25, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 requires disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of the statement. See Note 12.

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

        Exchangeable convertible preferred stock and convertible subordinated notes: In determining the estimated fair value of the
   Preferred Stock and Notes, the Company used market-based prices of similar securities recently traded. The estimated fair value of the Preferred Stock was $19.0 million and $18.8 million at December 31, 1997 and 1996, respectively, as compared with the carrying value of $20 million at December 31, 1997 and 1996, respectively. The estimated fair value of the Notes was $4.8 million and $4.7 million at December 31, 1997 and 1996, respectively, as compared to the carrying value of $5 million at December 31, 1997 and 1996, respectively.

   Reclassification:

        Certain amounts in prior years have been reclassified to conform to classifications adopted in 1997.

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



   2.   PROPERTY AND EQUIPMENT
   A summary of property and
    equipment is as follows:
                                                 December 31,   December 31,
                                                        1997        1996
   Oil and gas properties:
     Unproved properties                          $3,398,000     $3,059,000
     Proved properties                            95,780,000     78,561,000
                                                  99,178,000     81,620,000
     Less accumulated depreciation and
        depletion of proved properties            24,007,000     17,821,000
        Net oil and gas properties                75,111,000     63,799,000

   Natural gas pipelines                           5,657,000     12,361,000
     Less accumulated depreciation                   603,000      1,202,000
        Net natural gas pipelines                  5,054,000     11,159,000

   Furniture, fixtures and other equipment         1,033,000      1,038,000
     Less accumulated depreciation                   650,000        594,000
        Net furniture, fixtures and other
         equipment                                   383,000        444,000

        Net property and equipment               $80,548,000    $75,402,000

        The Company sold  its working and  royalty interests in  certain oil and gas  properties located  in West  Texas for  net proceeds  of
   $1,570,000 effective April 30, 1996.   The Company recognized a  pre-
   tax gain of $1,037,000 on the sale of the properties.


   3.   SALE OF ONYX

        The Company entered into an agreement on July 10, 1997, to sell it's entire 50% membership interest in Onyx. The transaction was closed on July 31, 1997, and was effective June 30, 1997. The proceeds consisted of a $6.3 million sales price plus a $1.8 million repayment to the Company for advances formerly made to Onyx for pipeline construction and other uses. The Company reduced its domestic long-term debt by $7.8 million, concurrently, and recognized a pre-tax book gain of approximately $5.0 million.

        The following unaudited pro forma information has been prepared as if the sale transaction has occurred on January 1, 1996 and that the proceeds from the sale had been used to retire domestic long-term bank debt. Management believes that the unaudited pro forma information presented is not necessarily indicative of the financial results as they may be in the future or as they might have been, had the Company been able to utilize proceeds from the sale at the beginning of such period, to develop existing leases and to acquire additional oil and gas properties. This information is presented for comparative purposes only.

                                                Year ended December 31,
        (In thousands, except per share data)     1997           1996
        Revenues                                 30,686         28,689
        Net income (loss) before dividends         (231)         2,963
        Net income (loss) per share - basic        (.11)           .08


   4.   ACQUISITION OF TRAX PETROLEUMS LIMITED

        The Company acquired Trax Petroleums Limited ("Trax"), a Canadian oil and gas exploration and development company headquartered in Calgary, Alberta, Canada effective January 31, 1996. The acquisition of 100% of the common stock of Trax was made through NARL. The Trax headquarters remains in Calgary. The aggregate acqui-sition purchase price was approximately $7,645,000 at January 31, 1996. As described in Note 1, Trax changed its name to Arch Petroleum Ltd. ("APL") effective March 31, 1997. The Company accounted for the acquisition of APL as a purchase. No goodwill was recorded as the total purchase price was allocated to the net assets of APL.

   5.   VOLUMETRIC PRODUCTION PAYMENT

        The Company sold a volumetric production payment (the "VPP") to Enron Reserve Acquisition Corp. ("Enron") for $24,300,000 on November 30, 1992. The Company contracted to deliver to Enron the equivalent of approximately 17.9 Bcf of natural gas from Keystone beginning December 1, 1992. The Company is responsible for all costs of production, development and marketing of these dedicated gas volumes. The VPP gas reserves dedicated to Enron are excluded from the Unaudited Supplemental Oil and Gas Disclosures, herein.

        Certain rulings by the RRC in May 1993, which affected all the Keystone operators, curtailed the production of natural gas from this field. These production curtailments created delays in the Company's scheduled volume deliveries to Enron. The VPP provides a mechanism to remedy both under and over delivery of scheduled volumes. The under deliveries of production payment volumes are converted into a volumetric obligation which is denominated in dollars (the "Remedy Adjustment"), which is calculated on a month ly basis by multiplying the deficient volumes by the market price of the gas at the end of that month. In addition, the VPP provides for interest at 10% per year on the outstanding Remedy Adjustment. This Remedy Adjustment is satisfied by proceeds received from the sale of
   dedicated  hydrocarbons  from  Keystone  in  excess  of  the   future
   scheduled volume deliveries. The Company remitted $312,000, $1,200,000 and $1,196,000 to Enron during 1997, 1996 and 1995, respectively,  in satisfaction of a portion of the Remedy Adjustment.

        During 1997, the RRC imposed further production limitations of natural gas from Keystone. It became evident at that time that the Company would incur significant future deficiencies and interest under the VPP. Accordingly, in 1997 the Company has reclassified amounts due under the Remedy Adjustment from Deferred Revenue to
   Non-recourse Production Payment Obligation in the accompanying financial statements. At December 31, 1997, the Company has treated the past deficiencies as a repurchase of the volumetric production payment and therefore approximately 6.0 Bcf associated with these deficiencies have been restored to the Company's Unaudited Supplemental Oil and Gas disclosures herein and approximately $4.2 million net has been capitalized in oil and gas property costs. Repayment of the Remedy Adjustment is recourse only to future production from Keystone.

        The Company anticipates that the RRC will continue to impose production limitations for Keystone in 1998 that will create additional deficiencies in scheduled volume deliveries. The scheduled volumes deliverable during 19 98 under the VPP at December 31, 1997 are approximately 1.9 Bcf. The Non-recourse obligation recorded as a result of the Remedy Adjustment is approximately $13.3 million at December 31, 1997.

        The Company recognizes deferred revenue as deliveries of natural gas are made under the VPP. The Company recognized deferred revenue of $2,050,000, $2,309,000 and $3,457,000 during 1997, 1996 and 1995, respectively. Deferred revenue was amortized at $1.20, $1.11 and $.83 during 1997, 1996 and 1995, respectively. The amortization rate was reduced in year s prior to 1997 to provide for the additional volumes that would be delivered to Enron as interest on the Remedy Adjustment. In 1997, interest expense of $1,049,000 relating to the Remedy Adjustment is reflected in the accompanying consolidated financial statements.


   6.LONG-TERM DEBT

   A summary of long-term debt is as follows:

                                                        December 31,
                                                   1997           1996
   Bank credit facilities                       $30,000,000    $28,009,000
   Term note                                           -         2,500,000
   Note payable - minority interest holder             -           744,000

        Less current maturities                        -         1,119,000
                                                $30,000,000    $30,134,000

        The Company entered into two new bank credit facilities on February 20, 1996: the Third Restated Revolving Credit Loan Agreement among the Company and Bank One, Texas, N.A., the Agent bank, and other banks (the "Domestic Revolver") and the Credit Agreement among APL and Bank of Montreal, the Canadian Agent bank (the "Canadian Revolver"). The consolidated borrowing base was increased to $37,000,000 from $35,000,000 by third amendment to both revolvers on August 1, 1997. The maturity date of both revolvers was extended from May 1, 1998 to May 1, 1999 by fourth amendment on November 1, 1997. Each of the revolvers is described briefly, as follows:

        Domestic Revolver

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

        The facility's commitment is $50,000,000 and the current domestic borrowing base is $33,000,000. The borrowing base is designated the "U.S. Allocated Borrowing Base" to distinguish it from the related "Canadian Allocated Borrowing Base" contained and described in the Canadian Revolver below. As of the first business day of each calendar quarter, so long as no event of default has occurred and is continuing, the Company may allocate all or any portion of its Consolidated Borrowing Base (the U.S., Domestic Revolver borrowing base plus the APL properties, Canadian borrowing base, the "CBB") to the Canadian facility provided that such amount shall not be less than the outstanding balance of the Canadian Revolver at that time. The current allocation of the CBB is $23,000,000 to the Domestic Revolver and $14,000,000 to the Canadian Revolver.

        The Company  may  select  an  interest  rate  option  with  each borrowing advance ($500,000 minimum, in increments of $100,000) between a Floating Base Rate ("FBR") or an Interbank Offered Rate ("IOR"). The FBR is the rate of interest announced from time to time by the Agent bank and usually will track the U.S. national prime rate. The IOR is generally the London interbank market rate in place two business days before the commencement of an interest period of a Eurodollar advance. A Eurodollar advance is the principal amount under a note with respect to which an IOR is selected. For purposes of the IOR, the effective interest rate occurring on Eurodollar advance notes will be increased relative to Borrowing Base Percentage ("BBP"), the aggregate of the unpaid principal balance of the Domestic Revolver and the Canadian Revolver to the CBB. The effective interest rate increase ranges from a low of 1.75% if the BBP is less than 25% to a high of 2.50% if the BBP is more than 75%.


        There is a commitment fee of one-half of one percent for the unused borrowing base which accrues and is payable quarterly. The effective interest rate was 8.09% in 1997. The security collateral requirements include essentially all of the Company's oil and gas properties.

        Canadian Revolver

        The Canadian Revolver is similar to the Domestic Revolver in all significant aspects. The loans under the Canadian Revolver are guaranteed by the Company ("the Guaranty") and are secured by, among other things, a first lien on 65% of the issued and outstanding shares of NARL's common stock and a first lien on the oil and gas properties of the Company which serve as security in the Domestic Revolver. The Guaranty is intended to rank pari passu with the Companys' obligations under the Domestic Revolver. The Canadian Revolver is also guaranteed by NARL. The facility 's commitment is US $14,000,000 and the current Canadian borrowing base is set at US $4,000,000.

        The various interest rates used in the Canadian Revolver are based on the LIBOR or Prime Rate and are adjusted for applicable margins based on the ratio of aggregate outstanding balances relative to CBB (similar to the Domestic Revolver) and range from a low of 0.75% if the CBB is less than 25% to a high of 2.25% if the CBB is more than 75%.

        The proceeds of each advance may be used to acquire additional borrowing base properties, to drill and recomplete oil and gas wells and for general corporate purposes. Repayments shall be made relative to the currency used in each borrowing. The effective interest rate was 8.14% in 1997. There is a commitment fee of one half of one percent for the unused borrowing base which accrues and is payable on the first day of each quarter.

        The APL borrowing base, which is currently US $4,000,000, is the loan value determined by the Canadian Agent bank in its sole discretion based on its calculations of value of borrowing base properties utilizing current and customary procedures and standards for petroleum industry customers.

        Term Note

        The Onyx Term Loan Agreement (the "Onyx Note"), which Onyx entered into with the Bank of Scotland on March 30, 1994, as amended, is a separate facility and provided Onyx with $5,000,000. The Onyx Note bears interest at national prime rate plus one-half of one percent. Interest on the unpaid principal amount of the note is payable quarterly. The unpaid principal totaled $2,501,000 at December 31, 1996, and was payable in eighteen quarterly installments ending on March 31, 1999. Current maturities of the Onyx Note totaled $1,111,000 at December 31, 1996. The Onyx Note is collateralized by certain of Onyx's pipelines, gathering facilities and related transportation contracts. In addition, the Onyx Note was guaranteed by the Company. Onyx also had a note payable of $785,000 including interest of $41,000 as of December 31, 1996, payable to Sejita Natural Gas, L.C., a 50% interest holder in Onyx. This note was subordinated to the Company's bank debt and was due on August 31, 1999.

        The Company sold its interest in Onyx effective June 30, 1997. As a result of the sale, the Company is no longer a party to the Onyx Note described above and does not guarantee that facility as of July 31, 1997. All collateral requirements and security instruments formerly associated with the Onyx Note were released and clear as regards the Company as of July 31, 1997.

        Both the Domestic and Canadian Revolvers contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the declaration and payment of cash dividends on the Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to net worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company and APL are currently in compliance with the covenants in loan agreements. The Company has no other unused lines of credit.

   7.   EXCHANGEABLE CONVERTIBLE PREFERRED STOCK
          AND CONVERTIBLE SUBORDINATED NOTES

        On October 20, 1994, the Company sold the following securities to four institutional investors (the "Investors") in the Placement:
   (a) 727,273 shares of its 8% Exchangeable Convertible Preferred Stock (the "Preferred Stock"), $0.01 par value, having an aggregate liquidation preference of $20,000,000, (b) $500,000 aggregate principal amount of its 9.75% Series A Convertible Subordinated Notes due 2004 (the "Series A Notes") and (c) $4,500,000 aggregate principal amount of its Adjustable Rate Series B Notes due 2004 (the "Series B Notes" and, together with the Series A Notes, the "Notes"). The Series B Notes currently bear interest at an annual rate of 9.75%. Gross proceeds from the Placement were $20,000,000 for the Preferred Stock and $5,000,000 for the Notes. The proceeds were used to pay down the Company's bank debt. The Company incurred $916,000 of debt issuance costs related to the Placement, which are being amortized over the period the Preferred Stock and Notes are outstanding.

        The Preferred Stock accrues annual dividends at the rate of $2.20 per share and the dividends are cumulative. Dividends are payable April 20 and October 20 of each year and commenced April 20, 1995. The Company paid $1,600,000 in dividends on the Preferred
   Stock in 1997, 1996 and 1995. If dividends remain unpaid for more than one semiannual period, the holders of the Preferred Stock have the right to elect two additional directors to the Company's board of directors until such time that all cumulative dividends have been paid. The Preferred Stock has a liquidation preference of $27.50 per share and is exchangeable in whole at the option of the Company, for its 10.563% Series C Convertible Subordinated Notes due 2004 (the "Series C Notes"). The Series C Notes possess attributes similar to the Series A Notes, except for the higher rate of interest associated with the Series C Notes. The Preferred Stock is exchangeable on April 20 and October 20 of each year.

        After October 20, 1998, and upon the achievement of certain stated objectives for the market price of its common stock, the Company earns the right to require the conversion of all of the Preferred Stock and the Notes into common stock of the Company. The market price objectives are as follows: after August 20, 1998, the closing price of the Company's common stock on the NASDAQ National Market System, or similarly recognized system, must list for a period of sixty consecutive trading days at a price equal to or greater than 125% of a certain target price. The target price ranges from $2.837 at October 20, 1998 to $2.764 at October 20, 2003. Each share of Preferred Stock is convertible, at any time at the option of the holder thereof, into shares of common stock of the Company, par value $0.01 per share, at a price of $2.75 per share. Based on the number of shares (17,321,804) of the Company's common stock outstanding at December 31, 1997, if all the Preferred Stock and Notes were converted into common stock of the Company, 26,412,713 shares of common stock would be outstanding. Upon such conversion the institutional investors, being Travelers, Travelers Life, Connecticut General and CIGNA Mezzanine would own 16.6%, 4.2%, 4.9% and 8.9% of the Company's common stock, respectively.

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

        Interest on the unpaid principal balance of the Notes is payable quarterly and commenced January 20, 1995. The Company paid $488,000 in interest on the Notes in 1997, 1996 and 1995. The Company has the option at any time on or after October 20, 1998, to prepay the Notes in whole or in part, together with accrued interest, plus the applicable prepayment premium (expressed as a percentage of the principal amount to be prepaid). The prepayment premium ranges from 3.150% at October 20, 1998 to 0.525% at October 20, 2003.

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

   8.   INCOME TAXES

        Deferred taxes are provided for temporary differences between the financial reporting basis and federal income tax basis of the Company's assets, liabilities and other tax attributes. Deferred tax liabilities and assets are comprised of the following at December 31:

                                                        1997        1996
     Domestic:
        Gross deferred tax liabilities:
          Depreciation, depletion and
           intangible drilling costs               $12,942,000 $ 9,628,000
          Volumetric production payment                   -        547,000

                                                    12,942,000  10,175,000

        Gross deferred tax assets:
          Net operating loss carryforwards           3,452,000   4,884,000
          Volumetric production payment              1,712,000        -
          Statutory depletion carryforwards          1,042,000   1,042,000
          Alternative minimum tax credit
           carryforwards                               778,000     698,000
          Investment tax credit carryforwards           98,000      98,000
          Other                                         90,000       3,000
                                                     7,172,000   6,725,000

        Long term deferred tax liability            $5,770,000  $3,450,000

     Foreign:
        Gross deferred tax assets:
          Net operating loss carryforwards           $ 109,000   $  24,000
          Excess of net tax basis over
          book basis of property                     1,279,000     477,000
          Excess of net tax basis over
          book basis of liabilities                    123,000     122,000
          Other                                           -         82,000

        Long term deferred tax asset                $1,511,000   $ 705,000

   The components of income (loss)
    before income taxes are as follows:

                                              Year Ended December 31,
                                           1997         1996        1995
        Domestic                        $6,683,000   $5,260,000  $ (250,000)
        Foreign                         (2,179,000)    (800,000)    -
                                        $4,504,000   $4,460,000  $ (250,000)

   The income tax provision consisted
    of the following:
                                              Year Ended December 31,
                                           1997         1996        1995
        Current:
          U.S. Federal                  $   89,000   $  107,000  $     -
          Foreign                             -            -           -
                                            89,000      107,000        -

        Deferred:
          U.S. Federal                   2,427,000    1,611,000     (86,000)
          Foreign                         (840,000)    (280,000)       -
                                         1,587,000    1,331,000     (86,000)

        Income tax expense (benefit)    $1,676,000   $1,438,000   $ (86,000)


   The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following differences:

                                               Year Ended December 31,
                                           1997        1996           1995
          Provision based on federal
           statutory rate                  35.0%       34.0%         (34.0%)

          Statutory depletion                -         (3.1%)        (21.2%)

          Effects on foreign taxes           -         (0.2%)           -

          State tax and other               2.5%        1.6%          21.2%

                                           37.5%       32.3%         (34.0%)

        At December 31, 1997, the Company has gross domestic tax benefit carryforwards of approximately $9,148,000, $3,656,000, $692,000 and $38,000 relating to net operating losses, statutory depletion, alternative minimum tax credits and investment tax credits, respectively, and gross foreign tax benefits of $245,000 relating to net operating losses which expire at various dates beginning in 2000, except for statutory depletion which does not have an expiration date.

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

   9.   TRANSACTIONS WITH RELATED PARTIES

        The Board of Directors of the Company authorized notes receivable from key employees and directors in 1991, 1992 and 1993, for purposes of exercising stock options. The notes bear interest at the Domestic Revolver interest rate and all of the notes are secured by stock certificates that were issued upon exercise of the stock options by each employee. The notes mature May 13, 1999. The balances due to the Company in this regard, including interest, were $1,047,000 and $1,022,000 at December 31, 1997 and 1996,
   respectively. These amounts are offset against equity on the Company's consolidated balance sheet. There have not been any additional notes of this nature since 1993.

        The Board of Directors of the Company also authorized one time cash advances to certain officers in 1993 in exchange for notes receivable. These notes also bear interest at the Domestic Revolver interest rate and are secured by stock certificates of the Company owned by those individuals. The notes mature May 13, 1999. The notes, including interest, total $1,872,000 and $1,759,000 at
   December 31, 1997 and 1996, respectively. The Company recognized interest income on all its outstanding notes receivable from officers, directors and key employees of $179,000, $174,000 and $188,000 during 1997, 1996 and 1995, respectively.

        Onyx had transactions in the ordinary course of business with Corpus Christi Gas Marketing ("CCGM"). CCGM's president serves as one of Onyx's Managers. At December 31, 1996, Onyx had a gas imbalance payable of $120,000 to CCGM.

        The consolidated financial statements include certain amounts and balances that arise from transactions with related parties:

                             At December 31, 1997    At December 31, 1996
                             Accounts    Accounts    Accounts    Accounts
                            Receivable    Payable    Receivable   Payable
        TDC, net            $2,135,000  $     -      $1,551,000  $     -
        CCGM                    -             -         275,000   1,911,000
        Cedar Energies, Inc.    -             -            -
                                                                     60,000

                            $2,135,000  $     -      $1,826,000  $1,971,000


                  For Year Ended           For Year Ended          For Year Ended

                 December 31, 1997        December 31, 1996      December 31, 1995
              Purchases     Sales      Purchases      Sales   Purchases    Sales
                  From         To         From          To        From        To

CCGM          $10,246,000  $1,518,000  $10,196,000  $1,120,000  $ 39,000   $ 265,000
Sejita
Natural Gas          -           -            -           -        8,000        -
Libra
Marketing            -           -            -           -        5,000        -
Cedar
Energies,
Inc.              157,000        -          266,000       -      239,000        -
Puma
Resources            -           -             -          -         -        171,000

              $10,403,000  $1,518,000   $10,462,000 $1,120,000  $291,000   $ 436,000

        The Company rented an aircraft from TDC, on an as-needed basis, prior to 1997. Charges for this service were billed to the Company based on time used. Rental charges amounted to $20,000 and $39,000 for the years ended December 31, 1996 and 1995, respectively. TDC is the operator of certain wells in North Texas in which the Company owns interests. The increase in the receivable from TDC in 1997 primarily relates to revenues earned for 1997 production from those wells. TDC paid the Company those revenues subsequent to December 31, 1997. Commencing January 1, 1997,the net unpaid balance due to the Company by TDC accrues interest at the Company's Domestic Revolver interest rate. Under agreement with TDC, the Company has the right of offset with TDC. Accordingly, the 1997 and 1996 TDC balances are shown net in the financial statements.

10.  MAJOR CUSTOMERS

        The following major customers represent 10% or more of total operating revenues by industry segment for the years ended December 31, 1997, 1996 and 1995:

     Oil and Gas                        1997        1996         1995
     Genesis Crude Oil, L.P.             29%         32%          13%
     Enron Gas Marketing                 12%         23%          31%
     Richardson Products Company         21%          *            *
     Chevron U.S.A. Inc.                  *          12%          31%

        The Company's principal products are oil and natural gas. The principal market for such products is primarily the Southwestern United States and Western Canada where in the Company's oil and gas properties are physically located. The methods of distribution of such products are by the sale of such products at the wellhead to appropriate gathering companies operating in the geographic area of production.

     Natural Gas Pipelines              1997        1996         1995
     Central Power and Light             50%         61%          58%

        In its natural gas marketing and transmission activities, the Company buys and resells natural gas, receiving a gross margin or spread equal to the difference between the purchase price and the resale price of such natural gas. In addition, the Company receives a fee for transmission of natural gas over pipeline systems owned by the Company.

     *   -   Less than 10% in period.

11.  COMMITMENTS AND CONTINGENCIES

Commitments:

        The Company leases office space, an airplane, office equipment and vehicles under various lease agreements with primary lease terms ranging from three to five years. Rental expense on these leases was $365,000, $249,000 and $202,000 in the years ended December 31,
   1997, 1996 and 1995, respectively. Aggregate future minimum rental payments required pursuant to noncancellable leases are as follows: 1998 - $377,000, 1999 - $313,000, 2000 - $211,000, 2001
   - $131,000 and  2002 - $3,000.

   Contingencies:

        The Company has entered into employment agreements with certain key employees in 1996 and 1997. In the event that following a change of control employment is terminated for those key employees for reasons specified in the agreements, the employees would receive a lump sum payment at the time of termination as specified in the agreement. There is a calculated ceiling in the agreement. As of February 28, 1998, the maximum payout attributable to these employment agreements is approximately $975,000.

        From time to time the Company is involved in litigation arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, from lawsuits currently pending would not materially affect the Company's financial condition or operations.

   12.  STOCK OPTIONS

        The Company's 1993 Stock Option plan ("the 93 Plan" ), is an incentive stock option plan under which 1,660,000 shares are reserved for issuance to employees in the ten year period commencing June 1, 1993. The exercise price will be set by the 93 Plan Committee in its best judgement but shall not be less than 100% of the fair market value per share at grant date. The majority of currently outstanding options vest over a three year period (33%, 66%, 100%).

        Unaudited pro forma information regarding net income and earnings per share is required by SFAS No. 123, if material, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1995, respectively: no dividend yield, expected volatility of 48% and 37%, risk free interest rate of 6% and 7% and expected lives of four and five years. There were no option grants during 1996.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Applying the effect of the pro forma expense did not materially affect the Company's 1997, 1996 and 1995 reported net income (loss) and income (loss) per common share.

        Stock option transactions, in the period from January 1, 1995 to December 31, 1997 are summarized below:

                           1997               1996               1995

                                 Wtd.              Wtd.              Wtd.
                                 Avg.              Avg.              Avg.
                              Exercise           Exercise          Exercise
                     Shares     Price   Shares     Price   Shares    Price

   Outstanding
   at beginning
   of year          319,300    $1.84   361,700     $1.84  292,700    $1.81

   Granted           75,000     2.89      -                75,000     1.94
   Exercised        (20,000)    2.00      (400)     1.81
   Forfeited        (35,000)    1.97   (42,000)     1.81   (6,000)    1.81


   Outstanding at
   end of year      339,300    $2.05   319,300     $1.84  361,700    $1.84

   Exercisable at
   end of year      242,600    $1.87   259,300     $1.82  230,300    $1.82

   Weighted average
   fair value of
   options granted
   during the year    $1.32               -                $0.85

   The following table summarizes information about the options outstanding at December 31, 1997:

                                                Wtd.     Wtd.              Wtd.
                                                Avg.     Avg.              Avg.
                            Range of           Contrac Exerci             Exerci
                                                tual      se                se
   Grant Date   Expiration   Prices   Outstan  Life in  Price  Exercisa   Price
                   Date                ding     Years             ble

     July 7,      May 31,
      1993         2003      $1.81    214,300    5.41           214,300
     May 20,      May 20,
      1995         2000       1.81     50,000    2.39            20,000
     March 1,     March 1,
      1997         2002       2.56     30,000    4.16              -
     April 8,     April 8,
      1997         2002       2.69     10,000    4.25              -
     May 26,      May 26,
      1997         2002       2.91     10,000    4.40              -
     July 9,      July 9,
      1997         2000       3.22     10,000    2.50             3,300
     September    September
     15, 1997     15, 2000    3.44     15,000    2.70             5,000

                             $1.81 -  339,300    4.59    $2.05  242,600    $1.87
                             $3.44

     At December 31, 1997, 1,310,700 shares were available for grant.

   13.    GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

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

        Financial information by geographic and industry segment for the years ended December 31, 1997, 1996 and 1995 follows. Prior to 1996, the Company operated only in the United States.

                                                     Natural Gas
   (In thousands)                       Oil and Gas   Pipelines      Total
   1997
   Identifiable assets                  $   86,721   $    6,450  $   93,171
   Revenues (1)                             23,750       56,438      80,188
   Exploration costs and expenses            1,134         -          1,134
   Depletion, depreciation and
   amortization                              6,782          329       7,111
   Operating income                          1,703        6,615       8,318
   Capital expenditures                     14,108          443      14,551

   1996
   Identifiable assets                  $   75,785   $   25,254  $  101,039
   Revenues (1)                             24,914       74,309      99,223
   Exploration costs and expenses              593         -            593
   Depletion, depreciation and
   amortization                              6,460          444       6,904
   Operating income                          5,758        1,475       7,233
   Capital expenditures                      8,421          913       9,334

   1995
   Identifiable assets                  $   61,547   $   18,125  $   79,672
   Revenues                                 16,599       49,249      65,848
   Exploration costs and expenses              898         -            898
   Depletion, depreciation and
   amortization                              4,973          416       5,389
   Operating income                            648          670       1,318
   Capital expenditures                      6,164          264       6,428


   (In thousands)                      United States    Canada       Total

   1997
   Identifiable assets                  $   79,343   $   13,828  $   93,171
   Revenues (1)                             77,521        2,667      80,188
   Exploration costs and expenses              401          733       1,134
   Depletion, depreciation and
   amortization                              5,627        1,484       7,111
   Operating income (loss)                   9,737      (1,419)       8,318
   Capital expenditures                     11,471        3,080      14,551

   1996
   Identifiable assets                 $    89,672   $   11,367    $101,039
   Revenues (1)                             96,785        2,438      99,223
   Exploration costs and expenses              200          393         593
   Depletion, Depreciation and
   amortization                              5,763        1,141       6,904
   Operating income (loss)                   7,447       (214)        7,233
   Capital expenditures                      6,991        2,343       9,334


   15.  UNAUDITED QUARTERLY FINANCIAL DATA

        A summary of consolidated financial data for 1997 and 1996 follows (in thousands, except per share amounts):

                              First     Second      Third    Fourth
                             Quarter    Quarter    Quarter   Quarter

      Year Ended December
      31, 1997
      Operating
      revenues (1) (3)       $  33,142  $  27,307  $ 12,634  $   7,779
      Exploration costs and
      expenses                      75        127       649        283

      Gross profit (3)           3,975      2,644     6,554      1,508
      Net income (loss)            900         55     2,919     (1,046)
      Net income (loss) per
      share (2) " basic         $ 0.03     $(0.02)    $0.15     $(0.08)
      Net income per share
      (2) " diluted                N/A        N/A     $0.12        N/A

      Year Ended December
      31, 1996

      Operating
      revenues (1)             $19,765    $23,416   $23,071    $33,674
      Exploration costs and
      expenses                      51        127       312        103
      Gross
      profit                     2,523      3,924     2,864      3,728
      Net income                   488        938       595      1,001
      Net income per share
      (2) - basic               $ 0.01     $ 0.03    $ 0.01     $ 0.04
      Net income per share
      (2) - diluted                N/A        N/A       N/A        N/A

        Gross profit represents income before income taxes excluding general and administrative expense, interest expense, foreign currency transaction loss and minority interest in income of consolidated subsidiaries.

   (1) - Includes gain on sale of natural gas pipeline of $5,046,000 in 1997 and gain on sale of domestic oil and gas properties of $1,037,000 in 1996.

   (2) - After dividends on preferred stock.

   (3) - Includes $224,000, $233,000, $273,000 and none which  has  been
   reclassified  as  additional   gas   sales   in  accordance  with the
   accounting for the Remedy Adjustments disccused in Note 5.

                             ARCH PETROLEUM INC.
              Unaudited Supplemental Oil and Gas Disclosures

                     Estimates of Reserves and Future
                   Production Performance Are Subjective
                    and May Change Materially as Actual
                 Production Information Becomes Available

        The following table sets forth the proved oil and gas reserves of the Company for the years ended December 31, 1997, 1996 and 1995, and the changes therein. All of the Company's oil and gas activities are located within the United States and Western Canada. None of the Company's reserves are subject to long-term supply agreements with a governmental agency.


                                  United States       Canada      Total
   Natural Gas (Mcf)
   Net proved reserves,
    December 31, 1994              61,546,200           -       61,546,200

      Extensions and discoveries    4,138,000           -        4,138,000
      Production                   (4,291,900)          -       (4,291,900)
      Revision of previous
       estimates                     (106,000)          -         (106,000)
   Net proved reserves,
    December 31, 1995              61,286,300           -       61,286,300

      Purchases of minerals
       in place                          -         1,015,200     1,015,200
      Sales of minerals
         in place                  (1,191,500)          -       (1,191,500)
      Extensions and discoveries    1,776,000        273,000     2,049,000
      Production                   (3,845,200)      (152,200)   (3,997,400)
      Revisions of previous
       estimates                    1,095,300           -        1,095,300
   Net proved reserves,
    December 31, 1996              59,120,900      1,136,000    60,256,900

      Extensions and discoveries    3,889,000      5,246,000     9,135,000
      Production                   (3,362,600)      (181,200)   (3,543,800)
      Revisions of previous
       estimates (1)                8,783,400        374,200     9,157,600

   Net proved reserves,
    December 31, 1997              68,430,700      6,575,000    75,005,700

   Oil (Bbl)
   Net proved reserves,
    December 31, 1994               3,586,400           -        3,586,400

      Extensions and discoveries    1,126,000           -        1,126,000
      Production                     (382,100)          -         (382,100)
      Revision of previous
       estimates                     (300,100)          -         (300,100)
   Net proved reserves,
    December 31, 1995               4,030,200           -        4,030,200

      Purchases of minerals
       in place                          -           682,500       682,500
      Sales of minerals in place      (37,700)          -          (37,700)
      Extensions and discoveries      395,000        294,700       689,700
      Production                     (459,300)      (120,300)     (579,600)
      Revision of previous estimates  (67,200)          -          (67,200)
   Net proved reserves,
    December 31, 1996               3,861,000        856,900     4,717,900

      Extensions and discoveries      793,500         82,500       876,000
      Production                     (528,400)      (128,600)     (657,000)
      Revision of previous
       estimates                      934,400          2,100       936,500

   Net proved reserves,
    December 31, 1997               5,060,500        812,900     5,873,400

   (1) - Includes approximately 6.0 Bcf associated with deficiencies of the Remedy Adjustment as discussed in Note 5.

                                     United States     Canada      Total
   Proved developed reserves:
   Natural gas (Mcf)
        December 31, 1995             55,628,500         -       55,628,500
        December 31, 1996             54,981,200      504,000    55,485,200
        December 31, 1997             65,324,800    6,489,000    71,813,800

   Oil (Bbl)
        December 31, 1995              2,993,600         -        2,993,600
        December 31, 1996              3,128,400      809,900     3,938,300
        December 31, 1997              4,475,600      693,800     5,169,400

        The Company's proved reserves exclude 1.9 Bcf, 8.7 Bcf and 11.9 Bcf of gas reserves at December 31, 1997, 1996 and 1995, respectively, which were sold under the VPP in December 1992 for $1.30 per Mcf. The Company is required to deliver these gas production volumes through July 1998 and thereafter under the terms of the VPP agreement. The revenue associated with these reserves, which is deferred, is recognized as production is delivered.


   Costs Incurred in Oil and Gas Activities

        Costs incurred in oil and gas property acquisition, exploration and development activities are set forth below:

                                  United States      Canada         Total
   1995
   Acquisition of properties:
     Proved                        $  274,000    $       -      $  274,000
     Unproved                         108,000            -         108,000

   Exploration                        898,000            -         898,000

   Development                      4,937,000            -       4,937,000

   1996
   Acquisition of properties:
     Proved                        $   442,000   $  6,667,000   $7,109,000
     Unproved                             -         2,185,000    2,185,000

   Exploration                         125,000      1,590,000    1,715,000

   Development                       5,514,000        400,000    5,914,000

   1997
   Acquisition of properties:
     Proved                         $   78,000   $    220,000   $  298,000
     Unproved                           17,000        322,000      339,000

   Exploration                         623,000        733,000    1,356,000

   Development                      10,323,000      1,792,000   12,115,000

   Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

                             United States        Canada         Total
   1995
   Future cash inflows        $182,785,400     $      -       $182,785,400
   Future production and
    development costs           66,311,500            -         66,311,500
   Future income tax
    expenses                    22,434,000            -         22,434,000

   Future net cash flows
    undiscounted                94,039,900            -         94,039,900
   10% annual discount
    for estimated timing
    future net cash flows       42,127,800            -         42,127,800
   Standardized measure of
    discounted future net
    cash flows                 $51,912,100     $      -        $51,912,100

   1996
   Future cash inflows        $309,315,400     $29,589,400    $338,904,800
   Future production and
    development costs          118,878,800      12,846,900     131,725,700
   Future income tax
    expenses                    50,507,300       3,898,600      54,405,900

   Future net cash flows
    undiscounted               139,929,300      12,843,900     152,773,200
   10% annual discount
    for estimated timing
    of cash flows               65,201,200       3,758,500      68,959,700

   Standardized measure of
    discounted future net
    cash flows                $ 74,728,100    $  9,085,400    $ 83,813,500

   1997
   Future cash inflows        $239,670,400    $ 21,085,100    $260,755,500
   Future production and
    development costs          117,082,300       8,470,600     125,552,900
   Future income tax expenses   27,908,300       1,527,300      29,435,600

   Future net cash flows
    undiscounted                94,679,800      11,087,200     105,767,000
   10% annual discount
    for estimated timing
    of cash flows               40,516,200       3,684,700      44,200,900

   Standardized measure of
    discounted future net
    cash flows                $ 54,163,600    $  7,402,500    $ 61,566,100

        Future net cash flows were computed using year end prices and costs. For the reserve reports as of December 31, 1997, 1996 and 1995, respectively, the average domestic prices were $16.89, $24.97 and $18.82 for oil and $2.25, $3.60 and $1.76 for gas. For the reserve reports as of December 31, 1997, and 1996, respectively, the average foreign prices were $16.31 and $25.41 for oil and $1.12 and $1.84 for gas. Oil and gas prices at December 31, 1996 were higher than those realized on average by the Company over the past five years. Also, prices at the end of the first quarter of 1998 are below those at the end of 1997. Changes in prices could have a material effect on reserve estimates and related future net cash flow amounts.

        The standardized measure of discounted future net cash flows at December 31, 1997, 1996 and 1995, as presented in the table above, excludes future net cash flows associated with the VPP as described in Note 5. The discounted future net cash flows related to the VPP approximates $436,400, $2,960,600 and $11,672,700 which amounts are net of discounted future production costs of $1,856,000, $3,831,000, and $1,912,700 at December 31, 1997, 1996 and 1995,
   respectively. The Company operates in an industry that is subject to volatile prices for its products. The standardized measure of discounted future net cash flows may be affected to a significant degree by fluctuations in prices that are brought on by factors beyond the Company's control. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                    United States     Canada       Total
   December 31, 1994                 $48,520,400   $      -     $48,520,400

     Net changes in prices
      and costs, exclusive of
      properties purchased and
      sold                             2,736,100          -       2,736,100
     Net change in income taxes          174,100          -         171,000
     Sales of oil and gas
      produced, net of production
      costs                           (6,001,800)         -      (6,001,800)
     Revisions of previous
      quantity estimates              (1,464,900)         -      (1,464,900)
     Extensions and discoveries,
      less related costs               9,241,100          -       9,241,100
     Changes in estimated future
      development costs               (5,899,500)         -      (5,899,500)
     Development costs incurred
      previously estimated               740,700          -         740,700
     Accretion of discount             4,852,000          -       4,852,000
     Timing and other                   (986,100)         -        (986,100)

   December 31, 1995                  51,912,100          -      51,912,100

     Purchases of minerals in
      place                            2,176,600     9,473,800   11,650,400
     Sales of minerals in place         (595,800)         -        (595,800)
     Net changes in prices
      and costs, exclusive of
      properties purchased and
      sold                            46,473,300          -      46,473,300
     Net change in income taxes      (14,589,000)   (2,757,700) (17,346,700)
     Sales of oil and gas
      produced, net of production
      costs                          (11,479,600)   (1,420,500) (12,900,100)
     Revisions of previous
      quantity estimates                 961,900          -         961,900
        961,900
     Extensions and discoveries,
      less related costs               5,719,000     3,789,800    9,508,800
     Changes in estimated
      future operating costs         (13,709,200)         -     (13,709,200)
     Changes in estimated
      future development costs          (232,400)         -        (232,400)
     Development costs incurred
      previously estimated             3,742,000          -       3,742,000
     Accretion of discount             5,191,200          -       5,191,200
     Timing and other                   (842,000)         -        (842,000)

   December 31, 1996                  74,728,100     9,085,400   83,813,500

     Net changes in prices and
      costs, exclusive of properties
      purchased and sold             (48,688,400)   (4,479,500) (53,167,900)
     Net change in income taxes       20,847,300     1,612,500   22,459,800
     Sales of oil and gas
      produced, net of
      production costs               (11,695,700)   (1,612,000) (13,307,700)
     Revisions of previous
      quantity estimates               9,593,100       420,600   10,013,700
     Extensions and discoveries,
      less related costs              12,535,200     2,788,800   15,324,000
     Changes in estimated future
      development costs               (2,085,400)     (293,300)  (2,378,700)
     Development costs incurred
      previously estimated             3,389,100       572,400    3,961,500
     Accretion of discount             7,472,800       908,500    8,381,300
     Timing and other                (11,932,500)   (1,600,900) (13,533,400)

   December 31, 1997                 $54,163,600    $7,402,500  $61,566,100

   Results of Operations from Oil and Gas Producing Activities

                                 United States       Canada        Total

   1995
   Revenues                       $16,599,000     $      -      $16,599,000

   Production costs                (7,176,000)           -       (7,176,000)
   Exploration expenses              (898,000)           -         (898,000)
   Depletion, depreciation
    and amortization               (4,973,000)           -       (4,973,000)

                                    3,552,000            -        3,552,000
   Income tax expense              (1,208,000)           -       (1,208,000)

   Results of operations          $ 2,344,000     $      -        $2,344,000

   1996
   Revenues                       $21,439,000     $ 2,438,000   $ 23,877,000

   Production costs                (7,591,000)       (490,000)    (8,081,000)
   Exploration expenses              (200,000)       (393,000)      (593,000)
   Depletion, depreciation
    and amortization               (5,321,000)     (1,139,000)    (6,460,000)

                                    8,327,000         416,000      8,743,000
   Income tax (expense) benefit    (2,681,000)        280,000     (2,401,000)

   Results of operations          $ 5,646,000     $   696,000   $  6,342,000

   1997
   Revenues                       $21,083,000     $ 2,667,000   $ 23,750,000

   Production costs                (7,912,000)       (850,000)    (8,762,000)
   Exploration expenses              (401,000)       (733,000)    (1,134,000)
   Depletion, depreciation
    and amortization               (5,298,000)     (1,484,000)    (6,782,000)

                                    7,472,000        (400,000)     7,072,000
   Income tax (expense) benefit    (2,516,000)        840,000     (1,676,000)

   Results of operations           $4,956,000     $   440,000   $  5,396,000

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On September 18, 1997, the Company filed Form 8-K pursuant to changing its independent accountants.





                                  PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Reference is made to the material under the captions, "Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or about May 4, 1998, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on May 29, 1998, which is incorporated herein by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

        Reference  is   made  to   the  material   under  the   caption,
   "Compensation of Executive Officers and Directors" in the Registrant's definitive Proxy Statement to be filed on or about May 4, 1998, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on May 29, 1998, which is incorporated herein by reference.

   ITEM 12.  SECURITY  OWNERSHIP  OF   CERTAIN  BENEFICIAL  OWNERS   AND
   MANAGEMENT

        Reference is made to the material under the caption, "Outstanding Voting Securities of the Company and Certain Shareholders" in the Registrant's definitive Proxy Statement to be filed on or about May 4, 1998, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on May 29, 1998, which is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the material under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement to be filed on or about May 4, 1998, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on May 29, 1998, which is incorporated herein by reference.




                                  PART IV

   ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   A.   Consolidated Financial Statements and Schedules

        1.   Consolidated Financial Statements

             Consolidated financial statements and supplemental data are shown by index thereto, page 16.

        2.   Consolidated Financial Statement Schedules

             There are no consolidated financial statement schedules which are required to be filed (SEC Release No. 33-7118) or the related amounts are not present in amounts sufficient to require submission of the schedule.

        3.   Exhibits

             The exhibits listed on the accompanying index to exhibits (page 44) are filed by reference as part of this Form 10-K.

   B.   Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.





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

   Exhibit 4.3 Certificate of Incorporation of Arch Petroleum Inc., incorporated herein by reference to Exhibit 4.1 to Form S-8 dated December 17, 1997.

   Exhibit 4.4 Certificate of Amendment of Certificate of Incorporation of Arch Petroleum Inc., as filed with the Delaware Secretary of State on December 22, 1994, incorporated herein by reference to Exhibit 4.2 to Form S-8 dated December 17, 1997.

   Exhibit 4.5 Certificate of Correction to Certificate of Amendment of Arch Petroleum Inc., as filed with the Delaware Secretary of State on May 21, 1992, incorporated herein by reference to Exhibit 4.3 to Form S-8 dated December 17, 1997.

   Exhibit 4.6 Certificate of Amendment of Certificate of Incorporation of Arch Petroleum Inc., as filed with the Delaware Secretary of State on February 8, 1995, incorporated herein by reference to Exhibit 4.4 to Form S-8 dated December 17, 1997.

   Exhibit 4.7 Certificate of Designation of Preferences and Rights of Exchangeable Convertible Preferred Stock of Arch Petroleum Inc., incorporated herein by reference to
                    Exhibit 4.5 to Form S-8 dated December 17, 1997.

   Exhibit 4.8 By-laws of Arch Petroleum Inc., incorporated herein by reference to Exhibit 4.6 to Form S-8 dated December 17, 1997.

   Exhibit 4.9      Arch  Petroleum   Inc.   1993   Stock   Option   Plan,
                    incorporated herein by reference to Exhibit 4.7 to Form S-8 dated December 17, 1997.

   Exhibit 5.1 Opinion of Weil, Gotshal & Manges LLP, incorporated herein by reference to Exhibit 5.1 to Form S-8 dated December 17, 1997.

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

   Exhibit 23.1     Consent of Price Waterhouse LLP.

   Exhibit 23.2 Consent of Price Waterhouse LLP, incorporated herein by reference to Exhibit 23.1 to Form S-8 dated December 17, 1997.

   Exhibit 23.3     Consent of  Weil, Gotshal  & Manges  LLP (included  in
                    Exhibit 5.1),  incorporated  herein  by  reference  to
                    Exhibit 23.2 to Form S-8 dated December 17, 1997.

   Exhibit 24.1 Power of Attorney (see pages II-8 and II-9 of Registration Statement on Form S-8), incorporated herein by reference to Exhibit 24.1 to Form S-8 dated December 17, 1997.


                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


   ARCH PETROLEUM INC.
   Registrant


   By: /s/Larry Kalas
        Larry Kalas, April 15, 1998
        Director, President and Chief Executive Officer
        (Principal Executive Officer)

   By: /s/Fred Cantu
        Fred Cantu, April 15, 1998
        Treasurer and Chief Financial Officer
        (Principal Accounting and Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   By: /s/Johnny Vinson
        Johnny Vinson, April15, 1998
        Director

   By: /s/Randall W. Scroggins
        Randall W. Scroggins, April 15, 1998
        Director

   By: /s/Richard O. Harris
        Richard O. Harris, April 15, 1998
        Director

   By: /s/C. Randall Hill
        C. Randall Hill, April 15, 1998
        Director

   By: /s/John F. Gilsenan
        John F. Gilsenan, April 15, 1998
        Director

   By: /s/Dale R. Haley
        Dale R. Haley, April 15, 1998
        Director