Form 10-Q
period 1998-03-31
ARCH PETROLEUM INC /NEW/
filed 1998-05-15
CIK 320678

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

   [ X  ]   QUARTERLY REPORT  PURSUANT TO  SECTION 13  OR 15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended   March 31, 1998

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

                  Class                       Outstanding at April 30, 1998

      Common Stock, $.01 Par Value                     17,321,804

                               ARCH PETROLEUM INC.

                                      INDEX

                                                                       Page
   Part I. FINANCIAL INFORMATION                                      Number

   Item 1.

           CONSOLIDATED BALANCE SHEETS -
             March 31, 1998 and December 31, 1997...................    3

           CONSOLIDATED STATEMENTS OF OPERATIONS -
             Three months ended March 31, 1998 and 1997.............    5

           CONSOLIDATED STATEMENTS OF CASH FLOWS -
             Three months ended March 31, 1998 and 1997.............    6

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  ...    7


         Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS....................    8


   Part II.OTHER INFORMATION

         Item 1.
           Legal Proceedings .......................................   N/A

         Item 2.
           Changes in Securities ...................................   N/A

         Item 3.
           Defaults upon Senior Securities .........................   N/A

         Item 4.
           Submission of Matters to a Vote of Security Holders .....   N/A

         Item 5.
           Other Information .......................................   N/A

         Item 6.
           Exhibits and Reports on Form 8-K
               a.  Exhibits ........................................   N/A
               b.  Reports on Form 8-K .............................   N/A

         SIGNATURES ................................................    10

                               ARCH PETROLEUM INC.
                           CONSOLIDATED BALANCE SHEETS


                                               (Unaudited)
   ASSETS                                       March 31,
                                                December 31,
                                                   1998              1997
   Current Assets:
     Cash and cash equivalents                  $1,382,000        $2,160,000
     Accounts receivable - trade                 2,881,000         3,585,000
     Accounts receivable - related parties         613,000           729,000
     Prepaid expenses and other                    399,000           544,000

        Total current assets                     5,275,000         7,018,000

   Property and Equipment, at cost:
   Oil and gas properties accounted for
    by the successful efforts method           102,464,000        99,178,000
     Natural gas pipelines                       5,940,000         5,657,000
     Furniture, fixtures and other equipment     1,043,000         1,033,000

                                               109,447,000       105,868,000
     Less accumulated depletion, depreciation
      and amortization                          26,870,000        25,320,000

        Net property and equipment              82,577,000        80,548,000

   Accounts receivable - related parties         1,458,000         1,406,000
   Notes receivable - related parties            1,905,000         1,874,000
   Deferred income taxes                         1,640,000         1,511,000
   Other                                           882,000           814,000

                                               $93,737,000       $93,171,000

   The accompanying condensed notes are an integral part of these consolidated financial statements.

                               ARCH PETROLEUM INC.
                           CONSOLIDATED BALANCE SHEETS


                                                (Unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY          March 31,       December 31,
                                                   1998              1997
   Current Liabilities:
     Accounts payable                           $5,563,000        $6,239,000
     Preferred stock dividends payable             711,000           311,000

        Total current liabilities                6,274,000         6,550,000

   Long-term debt                               32,000,000        30,000,000
   Non-recourse production payment
    obligation                                  14,545,000        13,317,000
   Deferred revenue                              1,222,000         2,123,000
   Convertible subordinated notes                5,000,000         5,000,000
   Deferred federal income taxes                 5,431,000         5,770,000
   Other liabilities                               299,000           273,000

   Exchangeable convertible preferred
    stock, $.01 par value, 727,273 shares
    authorized, issued and outstanding          20,000,000        20,000,000

   Shareholders' Equity:
     Preferred stock, $.01 par value,
      1,000,000 shares authorized,
      727,273 issued as exchangeable
      convertible preferred stock                     -                 -

     Common stock, $.01 par value,
      50,000,000 shares authorized,
      17,321,804 shares issued and
      outstanding                                  173,000           173,000

     Additional paid-in capital                  6,137,000         6,137,000

     Employee notes for stock purchases         (1,064,000)       (1,047,000)

     Treasury stock, 100,000 shares               (206,000)         (206,000)

     Cumulative translation adjustment            (171,000)         (219,000)

     Retained earnings                           4,097,000         5,300,000

                                                 8,966,000        10,138,000

                                               $93,737,000       $93,171,000

   The accompanying condensed notes are an integral part of these consolidated financial statements.


                               ARCH PETROLEUM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                   1998              1997
   Revenues:
     Oil and gas sales                      $    4,538,000    $    6,520,000
     Pipeline sales                              1,227,000        26,441,000
     Interest and other                            126,000           181,000

                                                 5,891,000        33,142,000

   Costs and Expenses:
     Oil and gas lease operations                2,330,000         2,102,000
     Natural gas purchases and
      pipeline operations                        1,160,000        25,323,000
     Exploration                                    88,000            75,000
     Depletion, depreciation and
      amortization                               1,582,000         1,667,000
     General and administrative                  1,014,000         1,238,000
     Interest _ banks and other                    748,000           766,000
     Interest _ production payment
      obligation                                   339,000           224,000
     Foreign currency transaction
      (gain) loss                                 (112,000)          107,000
     Minority interest in net income of
      consolidated subsidiaries                       -              306,000

                                                 7,149,000        31,808,000

   Income (loss) before income taxes
    and dividends                               (1,258,000)        1,334,000

   Income tax expense (benefit)                   (455,000)          434,000

   Net income (loss) before dividends             (803,000)          900,000

   Dividends on preferred stock                    400,000           400,000

   Net income (loss) available to
    common shareholders                     $   (1,203,000)   $      500,000

   Net income (loss) available
    per common share -
    basic and diluted                       $        (0.07)   $         0.03

   Weighted average common
    shares outstanding - basic                  17,322,000        17,289,000

   The accompanying condensed notes are an integral part of these consolidated financial statements.

                               ARCH PETROLEUM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Three Months Ended
                                                         March 31,
                                                   1998              1997
   Cash flows from operating activities:
     Net income (loss)                          $ (803,000)       $  900,000
     Adjustments to reconcile to net cash
      provided (used) by operations:
        Depletion, depreciation and
         amortization                            1,582,000         1,667,000
        Deferred revenue                          (386,000)         (684,000)
        Income taxes                              (455,000)          434,000
        Dryhole costs and other                     33,000              -
        Interest on production payment
         obligation                                339,000           224,000
        Interest on notes receivable and
         other                                     (78,000)          (44,000)
        Foreign currency transaction (gain)
         loss                                     (112,000)          107,000
        Minority interest in income of
         consolidated subsidiaries                    -              306,000

                                                   120,000         2,910,000

     Change in accounts receivable                 781,000         7,176,000
     Change in other current assets                145,000          (155,000)
     Change in accounts payable and
      other current liabilities                   (695,000)       (7,049,000)
     Change in accounts receivable -
      related parties                               94,000           (72,000)
     Production payment remedy adjustment          (55,000)          (59,000)

        Net operating cash flows                   390,000         2,751,000

   Cash flows from investing activities:
     Capital expenditures                       (3,038,000)       (2,525,000)
     Notes receivable and other assets            (130,000)         (153,000)

        Net investing cash flows                (3,168,000)       (2,678,000)

   Cash flows from financing activities:
     Proceeds from bank borrowing                3,000,000         2,000,000
     Payments of bank debt                      (1,000,000)       (2,279,000)
     Proceeds from note payable -
      minority interestholder                         -               82,000

        Net financing cash flows                 2,000,000          (197,000)

   Change in cash and cash equivalents            (778,000)         (124,000)

   Cash and cash equivalents at beginning
    of period                                    2,160,000         3,192,000

   Cash and cash equivalents at end of
    period                                      $1,382,000        $3,068,000

   The accompanying condensed notes are an integral part of these consolidated financial statements.



                               ARCH PETROLEUM INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


        In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform to 1998 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for a full year.

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
   Comprehensive Income". Comprehensive income as defined by SFAS No. 130 is net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of the Company's Canadian subsidiary, Arch Petroleum Ltd. ("APL"), is the only such direct adjustment recorded by the Company.

                                           Three Months Ended March 31,

                                                1998            1997
         Comprehensive income:
            Net income (loss)                $(803,000)      $ 900,000
            Cumulative translation
             adjustment, net of tax             48,000         (72,000)

         Total comprehensive income
          (loss)                             $(755,000)      $ 828,000


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

   Liquidity and Capital Resources

        In 1998 the Company's chief sources  of funds were $2.0  million
   (net)  from  its  bank  credit  facilities  and  $0.4  million   from
   operations. Cash flows from operations were decreased by approximately $2.1 million in 1998 as compared to 1997 as a result of lower than normal oil and gas prices. These funds were primarily used to fund $2.5 million of domestic drilling, primarily in New Mexico and North Texas and $0.6 million for the drilling of new wells in Canada, including construction of supporting facilities and pipelines.

        The Company participates in two bank credit facilities: the Third Restated Revolving Credit Loan Agreement among the Company and Bank One, Texas, NA, the Agent bank and other banks (the "Domestic Revolver"), and the Credit Agreement among APL and Bank of Montreal, the Canadian Agent bank (the "Canadian Revolver"). The Agent bank and the Canadian Agent bank together are (the "Lenders"). The two credit facilities are separate bank revolvers.

        The Company's Revolvers are in place for use by the Company at its discretion for certain activities including drilling, development and acquisition of oil and gas properties. The Company has borrowed $18.0 million and $14.0 million against the Domestic and Canadian Revolvers at March 31, 1998, respectively. The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Revolver facility is $50.0 million and the borrowing base is currently allocated $23.0 million Domestic and $14.0 million Canadian. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1999. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders' Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The effective interest rate realized was 8.30% at March 31, 1998.

        The Revolvers contain normal and standard covenants generally found in lending agreements. Among other things, these covenants prohibit the  declaration  and  payment  of  cash  dividends  on  the
   Company's common stock. In addition, the covenants stipulate the maintenance of financial criteria including: a minimum level of net worth, a certain current ratio, a certain debt to net worth ratio and a defined net income in excess of scheduled interest and principal payments. The Company is currently not in default with the covenants in the loan agreements. The Company has no other unused lines of credit.

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

   Results of Operations

               Three months ended March 31, 1998 compared to
                     three months ended March 31, 1997

        The Company recorded a net loss before dividends of $803,000 in 1998 as compared to net income of $900,000 before dividends in 1997. Total revenues and expenses decreased as a result of diminished natural gas pipeline segment operations after the sale of a pipeline subsidiary effective June 30, 1997. Net income was decreased primarily as a result of lower oil and gas prices during 1998.

        Revenues from oil and gas sales decreased $1,982,000 in 1998 as compared to 1997. Oil production increased to 161,000 barrels in 1998 as compared to 142,000 barrels in 1997, resulting in a $414,000 sales increase. The Company has begun realizing production from the new wells drilled during 1997. The average price received for oil was $14.50 in 1998 as compared to $22.03 in 1997, resulting in a $1,210,000 sales decrease. Gas production in 1998 decreased to 1,376,000 Mcf as compared to 1,513,000 Mcf in 1997, resulting in a $307,000 sales decrease. The decrease in gas production is attributable primarily to the reduced allowable production from the Keystone Ellenburger field ("Keystone"). The average price received for gas decreased to $1.60 in 1998 as compared to $2.24 in 1997, resulting in a $879,000 sales decrease. The average price received for gas excluding certain production payment volumes was $1.82 in 1998 as compared to $3.12 in 1997.

        Lease operating expenses ("LOE") related to oil and gas properties increased $228,000 as a result of the new wells drilled during 1998 and general increases in the cost of field services. Lifting costs per equivalent barrel increased in 1998 to $5.97 from $5.33 in 1997 as a result of increases in the cost of services as well as decreased gas production from Keystone.

        Interest expense increased $97,000 in 1998 due entirely to interest associated with the accounting treatment of volume deficiencies related to the production payment obligation. Interest related to the production payment obligation of $339,000 and $224,000 in 1998 and 1997, respectively, is a non-cash item that is added back to cash flows in the Consolidated Statements of Cash Flows.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ARCH PETROLEUM INC.
                                               (Registrant)

   Date: May 14, 1998                      /s/ Fred Cantu
                                                Fred Cantu
                                              Treasurer and
                                           Chief Financial Officer