Form 10-Q
period 1998-06-30
ARCH PETROLEUM INC /NEW/
filed 1998-08-13
CIK 320678

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

              For the Quarterly Period Ended   June 30, 1998

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

                 Yes   X                              No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class				Outstanding at July 31, 1998
   Common Stock, $.01 Par Value  			    17,321,804

                            ARCH PETROLEUM INC.
                                   INDEX


                                                                  Page
   Part I.  FINANCIAL INFORMATION

   Item 1.

   CONSOLIDATED BALANCE SHEETS -
          June 30, 1998 and December 31, 1997 ...................   3

   CONSOLIDATED STATEMENTS OF OPERATIONS -
          Three and six months ended June 30, 1998 and 1997 .....   5

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Six months ended June 30, 1998 and 1997 ...............   6

   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........   7


   Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ...................   8


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

   Item 2.
        Changes in Securities ...................................  N/A

   Item 3.
        Defaults upon Senior Securities .........................  N/A

   Item 4.
        Submission of Matters to a Vote of Security Holders .....  N/A

   Item 5.
        Other Information .......................................  N/A

   Item 6.
        Exhibits and Reports on Form 8-K

          a.  Exhibits ..........................................  N/A
          b.  Reports on Form 8-K ...............................  10


   SIGNATURES  ..................................................  11

                            ARCH PETROLEUM INC.
                        CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
   ASSETS
                                                June 30,     December 31,
                                                  1998           1997
   Current Assets:
     Cash and cash equivalents              $    924,000   $  2,160,000
     Accounts receivable - trade               3,295,000      3,585,000
     Accounts receivable - related
      parties                                    430,000        729,000
     Prepaid expenses and other                  643,000        544,000

        Total current assets                   5,292,000      7,018,000

   Property and Equipment, at cost:
     Oil and gas properties accounted
      for by the successful efforts
      method                                 106,764,000     99,178,000
     Natural gas pipelines                     5,976,000      5,657,000
     Furniture, fixtures and other
      equipment                                1,053,000      1,033,000

                                             113,793,000    105,868,000
     Less accumulated depletion,
      depreciation and amortization           28,506,000     25,320,000

         Net property and equipment           85,287,000     80,548,000

   Accounts receivable - related parties       1,405,000      1,406,000
   Notes receivable - related parties          1,950,000      1,874,000
   Deferred income taxes                       1,808,000      1,511,000
   Other                                         881,000        814,000

                                            $ 96,623,000   $ 93,171,000


      The accompanying condensed notes are an integral part of these consolidated financial statements.

                            ARCH PETROLEUM INC.
                        CONSOLIDATED BALANCE SHEETS



                                              (Unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY         June 30,    December 31,
                                                  1998          1997
   Current Liabilities:
    Accounts payable                        $  6,767,000   $  6,239,000
    Current maturities of long-term debt      36,500,000           -
    Preferred stock dividends payable            311,000        311,000

     Total current liabilities                43,578,000      6,550,000

   Long-term debt, less current
    maturities                                      -        30,000,000
   Non-recourse production payment
    obligation                                15,824,000     13,317,000
   Deferred revenue                              310,000      2,123,000
   Convertible subordinated notes              5,000,000      5,000,000
   Deferred federal income taxes               4,870,000      5,770,000
   Other liabilities                             312,000        273,000

   Exchangeable convertible preferred
    stock, $.01 par value, 727,273 shares
    authorized, issued and outstanding        20,000,000     20,000,000

   Shareholders' Equity:
    Preferred stock, $.01 par value,
     1,000,000 shares authorized, 727,273
     issued as exchangeable convertible
     preferred stock                                -              -

    Common stock, $.01 par value,
     50,000,000 shares authorized,
     17,321,804 issued and outstanding           173,000        173,000

    Additional paid-in capital                 6,137,000      6,137,000

    Employee notes for stock purchases        (1,091,000)    (1,047,000)

    Treasury stock, 100,000 shares              (206,000)      (206,000)

    Cumulative translation adjustment           (357,000)      (219,000)

    Retained earnings                          2,073,000      5,300,000
                                               6,729,000     10,138,000

                                            $ 96,623,000   $ 93,171,000


      The accompanying condensed notes are an integral part of these consolidated financial statements.

                            ARCH PETROLEUM INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                           Three Months Ended           Six Months Ended
                                June 30,                    June 30,
                           1998         1997            1998         1997
   Revenues:
    Oil and gas sales  $ 4,841,000  $ 5,403,000     $ 9,379,000  $ 11,921,000
    Pipeline sales       1,351,000   21,705,000       2,578,000    48,147,000
    Interest and other     143,000      199,000         269,000       382,000
                         6,335,000   27,307,000      12,226,000    60,450,000
   Costs and Expenses:
    Oil and gas lease
     operations          2,786,000    1,887,000       5,116,000     3,989,000
    Natural gas
     purchases and
     pipeline
     operations          1,189,000   20,883,000       2,349,000    46,207,000
    Exploration             55,000      127,000         144,000       202,000
    Depletion,
     depreciation and
     amortization        1,799,000    1,766,000       3,380,000     3,434,000
    General and
     administrative      1,663,000    1,430,000       2,677,000     2,667,000
    Interest             1,191,000    1,052,000       2,279,000     2,040,000
    Foreign currency
     transaction (gain)
     loss                   63,000      (66,000)        (49,000)       41,000
    Minority interest
     in income of
     consolidated
     subsidiaries             -         141,000            -          448,000
                         8,746,000   27,220,000      15,896,000    59,028,000
   Income (loss)
    before income
    taxes and
    dividends           (2,411,000)      87,000      (3,670,000)    1,422,000

   Income tax expense
    (benefit)             (788,000)      32,000      (1,243,000)      466,000

   Net income (loss)
    before dividends    (1,623,000)      55,000      (2,427,000)      956,000

   Dividends on
    preferred stock        400,000      400,000         800,000       800,000

   Net income (loss)
    available to common
    shareholders       $(2,023,000) $  (345,000)    $(3,227,000) $    156,000

   Net income (loss)
    per common share -
    basic and diluted  $     (0.12) $     (0.02)    $     (0.19) $       0.01

   Weighted average
    common shares
    outstanding -
    basic               17,322,000   17,285,000      17,322,000    17,287,000

      The accompanying condensed notes are an integral part of these consolidated financial statements.

                            ARCH PETROLEUM INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                 Six Months Ended
                                                     June 30,
                                               1998            1997
   Cash flows from operating
    activities:
    Net income (loss)                      $(2,427,000)    $    956,000
    Adjustments to reconcile
     to net cash from operations:
     Depletion, depreciation and
      amortization                           3,380,000        3,434,000
     Deferred revenue                         (746,000)      (1,196,000)
     Deferred income taxes                  (1,243,000)         357,000
     Dry hole costs and other                   66,000             -
     Interest on production payment
      obligation                               712,000          457,000
     Interest on notes receivable
      and other                               (184,000)         (90,000)
     Minority interest in net income
      of consolidated subsidiaries                -             448,000
     Foreign currency transaction
      (gain) loss                              (49,000)          41,000
                                              (491,000)       4,407,000

    Change in accounts receivable              524,000        4,097,000
    Change in other current assets            (102,000)         388,000

    Change in accounts receivable -
     related parties                           364,000          (92,000)
    Change in accounts payable and
     other current liabilities                 620,000       (3,135,000)
    Production payment remedy adjustment      (177,000)        (245,000)

      Net operating cash flows                 738,000        5,420,000

   Cash flows from investing activities:
    Capital expenditures                    (7,482,000)      (7,865,000)
    Notes receivable and other assets         (192,000)        (216,000)

      Net investing cash flows              (7,674,000)      (8,081,000)

   Cash flows from financing activities:
    Proceeds from bank borrowing             7,500,000        6,000,000
    Payments of bank debt                   (1,000,000)      (3,064,000)
    Payment of preferred stock dividends      (800,000)        (800,000)
    Proceeds from note payable - minority
     interest holder                              -              73,000

      Net financing cash flows               5,700,000        2,209,000

   Change in cash and cash equivalents      (1,236,000)        (452,000)

   Cash and cash equivalents at beginning
    of period                                2,160,000        3,192,000

   Cash and cash equivalents at end of
    period                                 $   924,000     $  2,740,000

       The accompanying condensed notes are an integral part of these consolidated financial statements.

                            ARCH PETROLEUM INC.
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

        In the opinion of Arch Petroleum Inc. (the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform to 1998 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1997. The results of operations for the three months and six months ended June 30, 1998 and 1997 are not necessarily
   indicative   of   the  results  to  be  expected  for  a  full  year.

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

                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,

                               1998          1997          1998         1997

  Comprehensive income:
    Net income (loss)      $(1,623,000)  $    55,000   $(2,427,000) $ 956,000
    Cumulative translation
     adjustment, net of
     tax                      (186,000)       17,000      (138,000)   (55,000)

    Total comprehensive
     income (loss)         $(1,809,000)  $    72,000   $(2,565,000) $ 901,000

        On May 28, 1998, the Company and Pogo Producing Company ("Pogo") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") that will provide for a tax-free, stock for stock transaction through which the Company will become a wholly owned subsidiary of Pogo. The Merger Agreement provides for a fixed exchange ratio of one share of Pogo common stock for 10.4 shares of the Company's common stock. In addition, holders of the Company's preferred stock will receive one share of Pogo common stock for each
   1.04 shares of preferred stock they hold. Former holders of the Company's stock will hold approximately six percent of Pogo common stock after the merger. The total number of outstanding Pogo shares after the merger will be approximately 40,100,000 shares. Based on the Company's closing price of $2.47 on May 28, 1998, and the assumption of approximately $48.5 million of the Company's debt and production payment obligations, the transaction has a total value of approximately $115 million.

        The Boards of Directors of both Pogo and the Company unanimously approved the merger; however, the merger is also subject to approval by the Company's shareholders and to customary regulatory approvals. Executive officers and directors of the Company, Threshold
   Development Corporation and all of the holders of the Company's preferred stock, representing approximately 47% of Arch's outstanding stock entitled to vote on the merger at the shareholders meeting, have entered into agreements with Pogo agreeing to vote in favor of the merger. A special meeting of shareholders of the Company will take place on August 14, 1998, wherein the shareholders will be asked to approve and adopt the Merger Agreement. If approved, the Merger Agreement will be closed on or about August 17, 1998. The merger is expected to be accounted for as a pooling of interests and qualify as a tax-free reorganization.


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

 Liquidity and Capital Resources

        In 1998 the Company's chief sources  of funds were $6.5  million
   (net)  from  its  bank  credit  facilities  and  $0.7  million   from
   operations. Cash flows from operations were decreased by approximately $4.7 million in 1998 as compared to 1997 as a result of lower than normal oil and gas prices. These funds were primarily used to fund $3.5 million of domestic drilling, primarily in New Mexico and West Texas, $4.0 million for the drilling of new wells in Canada, including construction of supporting facilities and pipelines, and $0.8 million for preferred stock dividends.

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

        The Company's Revolvers are in place for use by the Company at its discretion for certain activities including drilling, development and acquisition of oil and gas properties. The Company has borrowed $22.5 million and $14.0 million against the Domestic and Canadian Revolvers at June 30, 1998, respectively. The Revolvers' borrowing base is the amount that the Lenders commit to loan to the Company based on the designated loan value established by the Lenders at their sole discretion and assigned to certain of the Company's oil and gas properties which serve as collateral for any loan which may be outstanding under the Revolvers. The Revolver facility is $50.0 million and the borrowing base is currently allocated $23.0 million Domestic and $14.0 million Canadian. The Revolvers' borrowing base is reviewed semiannually by the Lenders at their discretion. A commitment fee of one half of one percent of the unused borrowing base accrues and is payable quarterly. The Revolvers mature on May 1, 1999. Borrowings under the Revolvers will, at the Company's option, bear interest either at the Lenders' Base Rate or a rate based on the London Interbank Offered Rate (LIBOR). The effective interest rate realized was 8.19% at June 30, 1998.

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

        The entire $36.5 million due under the Revolvers has been classified as current on the June 30, 1998 Consolidated Balance Sheets because the Revolvers mature within one year. As a result, the Company is in technical default with certain covenants in the loan agreements. If the Merger Agreement is not consummated, the Company will begin discussions with its Lenders to extend its bank credit facilities. The Company has no other unused lines of credit.

   Results of Operations

                Six months ended June 30, 1998 compared to
                      six months ended June 30, 1997

        The Company recorded a net loss before dividends of $2,427,000 in 1998 as compared to net income of $956,000 before dividends in 1997. Total revenues and expenses decreased as a result of diminished natural gas pipeline segment operations after the sale of a pipeline subsidiary effective June 30, 1997. Net income was decreased primarily as a result of lower oil and gas prices during 1998.

        Revenues from oil and gas sales decreased $2,542,000 in 1998 as compared to 1997. Oil production increased to 336,000 barrels in 1998 as compared to 307,000 barrels in 1997, resulting in a $590,000 sales increase. The Company has begun realizing production from the new wells drilled during late 1997 and early 1998. The average price received for oil was $14.12 in 1998 as compared to $20.58 in 1997, resulting in a $2,168,000 sales decrease. Gas production in 1998 increased to 2,813,000 Mcf as compared to 2,684,000 Mcf in 1997, resulting in a $270,000 sales increase. The increase in gas production is attributable primarily to new wells drilled in Canada in late 1997. The average price received for gas decreased to $1.65 in 1998 as compared to $2.09 in 1997, resulting in a $1,233,000 sales decrease. The average price received for gas excluding certain production payment volumes was $1.83 in 1998 as compared to $2.94 in 1997.

        Lease operating expenses ("LOE") related to oil and gas properties increased $1,127,000 as a result of the new wells drilled during 1998 and general increases in the cost of field services. Lifting costs per equivalent barrel increased in 1998 to $6.36 from $5.29 in 1997 primarily as a result of increases in the cost of services.

        Interest expense increased $239,000 in 1998 due entirely to interest associated with the accounting treatment of volume deficiencies related to the production payment obligation. Interest related to the production payment obligation of $712,000 and $457,000 in 1998 and 1997, respectively, is a non-cash item that is added back to cash flows in the Consolidated Statements of Cash Flows.

               Three months ended June 30, 1998 compared to
                     three months ended June 30, 1997

        The Company recorded a net loss before dividends of $1,623,000 in 1998 as compared to net income of $55,000 before dividends in 1997. Total revenues and expenses decreased as a result of diminished natural gas pipeline segment operations after the sale of a pipeline subsidiary effective June 30, 1997. Net income was decreased primarily as a result of lower oil and gas prices during 1998.

        Revenues from oil and gas sales decreased $562,000 in 1998 as compared to 1997. Oil production increased to 175,000 barrels in 1998 as compared to 165,000 barrels in 1997, resulting in a $192,000 sales increase. The Company has begun realizing production from the new wells drilled during late 1997 and early 1998. The average price received for oil was $13.77 in 1998 as compared to $19.34 in 1997, resulting in a $975,000 sales decrease. Gas production in 1998 increased to 1,437,000 Mcf as compared to 1,171,000 Mcf in 1997, resulting in a $502,000 sales increase. The increase in gas production is attributable primarily to new wells drilled in Canada in late 1997. The average price received for gas decreased to $1.69 in 1998 as compared to $1.89 in 1997, resulting in a $281,000 sales decrease. The average price received for gas excluding certain production payment volumes was $1.88 in 1998 as compared to $2.46 in 1997.

        Lease operating expenses ("LOE") related to oil and gas properties increased $899,000 as a result of the new wells drilled during 1998 and general increases in the cost of field services. Lifting costs per equivalent barrel increased in 1998 to $6.72 from $5.24 in 1997 as a result of increases in the cost of services as well as decreased gas production from Keystone.

        Interest expense increased $139,000 in 1998 due entirely to interest associated with the accounting treatment of volume deficiencies related to the production payment obligation. Interest related to the production payment obligation of $373,000 and $233,000 in 1998 and 1997, respectively, is a non-cash item that is added back to cash flows in the Consolidated Statements of Cash Flows.

                                 Part II.

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        Form 8-K current report dated May 28, 1998, was filed on June 4, 1998. This report was filed pursuant to the Company and Pogo entering into the Merger Agreement that will provide for a tax-free, stock for stock transaction through which the Company will become a wholly owned subsidiary of Pogo. The Merger Agreement provides for a fixed exchange ratio of one share of Pogo common stock for 10.4 shares of the Company's common stock. In addition, holders of the Company's preferred stock will receive one share of Pogo common stock for each 1.04 shares of preferred stock they hold. Former holders of the Company's stock will hold approximately six percent of Pogo common stock after the merger. The total number of outstanding Pogo shares after the merger will be approximately 40,100,000 shares. Based on the Company's closing price of $2.47 on May 28, 1998, and the assumption of approximately $48.5 million of the Company's debt and production payment obligations, the transaction has a total value of approximately $115 million.

        The Boards of Directors of both Pogo and the Company unanimously approved the merger; however, the merger is also subject to approval by the Company's shareholders and to customary regulatory approvals. Executive officers and directors of the Company, Threshold
   Development Corporation  and  all of  the  holders of  the  Company's preferred stock, representing approximately 47% of the Company's outstanding stock entitled to vote on the merger at the shareholders meeting, have entered into agreements with Pogo agreeing to vote in favor of the merger. A special meeting of shareholders of the Company will take place on August 14, 1998, wherein the shareholders will be asked to approve and adopt the Merger Agreement. If approved, the Merger Agreement will be closed on or about August 17, 1998. The merger is expected to be accounted for as a pooling of interests and qualify as a tax-free reorganization.

                                SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                ARCH PETROLEUM INC.

   (Registrant)


   Date:  August 12, 1998                         /s/ Fred Cantu
                                                  Fred Cantu
                                                  Treasurer and
                                                  Chief Financial Officer